Form 10-Q
period 1996-03-31
SPINE TECH INC
filed 1996-05-13
CIK 889842

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended  MARCH 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From             to              .


Commission file number  0-26116


                               SPINE-TECH, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   MINNESOTA                                06-1258314
- - -------------------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

              7375 BUSH LAKE ROAD
             MINNEAPOLIS, MINNESOTA                         55439-2029
- - -------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                (612) 832-5600
- - -------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

             980 HENNEPIN AVENUE MINNEAPOLIS, MINNESOTA 55414-1314
- - -------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 9,796,727 SHARES AS OF MAY 6, 1996.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SPINE-TECH, INC.
CONDENSED BALANCE SHEETS
(unaudited)

                                                                                                    DECEMBER 31,
                                                                                   MARCH 31, 1996       1995
                                                                                   --------------  --------------
                                                                                                        (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $      385,444  $    1,171,034
  Short-term investments                                                               20,537,882      22,416,043
  Accounts receivable                                                                     972,631       1,957,477
  Inventories - Note B                                                                  3,022,933       1,821,560
  Interest receivable                                                                     316,760         228,467
  Prepaid expenses                                                                         10,684          57,726
                                                                                   --------------  --------------
    Total current assets                                                               25,246,334      27,652,307

Land and building                                                                       1,813,354       1,752,773
Furniture and fixtures                                                                    117,072         113,993
Equipment                                                                                 463,621         387,640
Accumulated depreciation                                                                 (267,599)       (196,588)
                                                                                   --------------  --------------
                                                                                        2,126,448       2,057,818

Investments                                                                             5,329,567       2,955,748
                                                                                   --------------  --------------
   Total assets                                                                    $   32,702,349  $   32,665,873
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $      331,207         232,270
  Accrued clinical payments                                                               293,265         329,905
  Accrued royalties                                                                       179,766         198,913
  Other accrued expenses                                                                  185,712         100,584
                                                                                   --------------  --------------
    Total current liabilities                                                             989,950         861,672

Commitments and contingencies                                                                  --              --
Shareholders' equity:
  Common Stock, par value $.01 per share: authorized shares - 15,000,000. Issued and outstanding shares: December 31, 1995 - 9,653,252; March 31, 1996 -
   9,751,227                                                                               97,512          96,532
  Additional paid-in capital                                                           34,286,193      34,023,971
  Accumulated deficit                                                                  (2,671,306)     (2,316,302)
                                                                                   --------------  --------------
    Total shareholders' equity                                                         31,712,399      31,804,201
                                                                                   --------------  --------------
    Total liabilities and shareholders' equity                                     $   32,702,349  $   32,665,873
                                                                                   --------------  --------------
                                                                                   --------------  --------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ----------------------------
                                                                                       1996           1995
                                                                                   -------------  -------------
Net sales                                                                          $   1,445,422  $   1,559,723
Cost of goods sold                                                                       562,942        594,756
                                                                                   -------------  -------------
  Gross profit                                                                           882,480        964,967

Operating expenses:
  Selling, general and administrative                                                  1,218,886        687,115
  Research and development                                                               415,766        414,213
                                                                                   -------------  -------------
  Total operating expenses                                                             1,634,652      1,101,328
                                                                                   -------------  -------------
Operating loss                                                                          (752,172)      (136,361)
Interest income, net                                                                     397,168         37,645
                                                                                   -------------  -------------
Net loss                                                                           $    (355,004) $     (98,716)
                                                                                   -------------  -------------
                                                                                   -------------  -------------

Net loss per share:
  Primary                                                                          $       (0.04) $       (0.04)
  Fully diluted                                                                    $       (0.04) $       (0.01)

Weighted average shares outstanding:
  Primary                                                                              9,706,697      2,464,992
  Fully diluted                                                                        9,706,697      6,600,220

See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ----------------------------
                                                                                        1996           1995
                                                                                   --------------  ------------
OPERATING ACTIVITIES
Net loss                                                                           $     (355,004) $    (98,716)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            71,011        23,505
  Common Stock and stock options issued for consulting services                                --        51,500
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   984,846      (630,912)
    Inventories                                                                        (1,201,373)       (8,536)
    Interest receivable                                                                   (88,293)           --
    Prepaid expenses                                                                       47,042       (92,447)
    Accounts payable and accrued expenses                                                 128,278       322,197
                                                                                   --------------  ------------
Cash used in operating activities                                                        (413,493)     (433,409)

INVESTING ACTIVITIES
Purchase of property and equipment                                                       (139,641)      (30,523)
(Purchases) maturities of investments                                                    (495,658)      735,806
                                                                                   --------------  ------------
Cash (used in) provided by investing activities                                          (635,299)      705,283

FINANCING ACTIVITIES
Proceeds from stock options exercised                                                     263,202         9,000
                                                                                   --------------  ------------
Cash provided by financing activities                                                     263,202         9,000
                                                                                   --------------  ------------

Increase (decrease) in cash and cash equivalents                                         (785,590)      280,874
Cash and cash equivalents at beginning of period                                        1,171,034       419,008
                                                                                   --------------  ------------
Cash and cash equivalents at end of period                                         $      385,444  $    699,882
                                                                                   --------------  ------------
                                                                                   --------------  ------------

See notes to condensed financial statements.

                               SPINE-TECH, INC.

               Notes to Condensed Financial Statements (Unaudited)
                               March 31, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:

                                      March 31,     December 31,
                                           1996             1995
                                      ----------    ------------
Raw material                          $   40,772     $    8,423
Work in process                          586,690        213,202
Finished products                      2,395,471      1,589,934
                                      ----------    ------------
                                      $3,022,933     $1,821,559
                                      ----------    ------------
                                      ----------    ------------

Note C - Investments

The amortized cost and estimated market value of investments are as follows:

                                                                   Gross        Gross    Estimated
                                                  Amortized   Unrealized   Unrealized       Market
                                                       Cost        Gains       Losses        Value
                                                 -----------  ----------   ----------   -----------
As of December 31, 1995:
   U.S. government obligations                   $ 4,000,110  $       --   $       --   $ 3,999,961
   Corporate debt securities                       6,102,249          --       22,163     6,080,086
   Commercial paper                               15,269,432     142,661           --    15,412,093
                                                 -----------  ----------   ----------   -----------
                                                 $25,371,791  $  142,661   $   22,163   $25,492,140
                                                 -----------  ----------   ----------   -----------
                                                 -----------  ----------   ----------   -----------

As of March 31, 1996:
   U.S. government obligations                   $ 7,351,453  $    8,018   $    3,354   $ 7,356,117
   Corporate debt securities                      10,155,719         191       44,468    10,111,442
   Commercial paper                                8,360,277      66,450           --     8,426,727
                                                 -----------  ----------   ----------   -----------
                                                 $25,867,449  $   74,659   $   47,822   $25,894,286
                                                 -----------  ----------   ----------   -----------
                                                 -----------  ----------   ----------   -----------

The amortized cost and estimated fair market value of investments by contractual maturity are shown below:

                                        March 31, 1996                December 31, 1995
                                  --------------------------------------------------------
                                                   Estimated                     Estimated
                                    Amortized         Market      Amortized         Market
                                         Cost          Value           Cost          Value
                                  -----------    -----------    -----------    -----------
Due in one year or less           $20,537,882    $20,580,553    $22,416,043    $22,549,909
Due after one year                  5,329,567      5,313,733      2,955,748      2,946,231
                                  -----------    -----------    -----------    -----------
                                  $25,867,449    $25,894,286    $25,371,791    $25,492,140
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

Note D - Initial Public Offering

The Company completed the initial public offering ("IPO") of its Common Stock in June 1995. The shares of Series A, B and C Preferred Stock were automatically converted on a three-for-two basis to shares of Common Stock on the closing date of June 27, 1995.

Note E - Net Loss Per Share

The net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. The fully diluted net loss per share assumes the conversion of preferred shares outstanding prior to the IPO to common shares as of the beginning of the earliest period presented. The net loss per share for periods presented prior to June 27, 1995, the closing date of the IPO, also gives effect to the requirements of Staff Accounting Bulletin No. 83 (SAB 83).

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since commencing full-time operations in July 1991, the Company has been engaged in the design, development, manufacture and sale of spinal implants and instruments for the surgical treatment of degenerative disc disease and other spinal conditions. To date, the Company's revenues have been derived from sales of the Company's products for clinical trials in the United States and international sales in various countries. The clinical trial of the Company's BAK/L-TM- device began in April 1992 under an Investigational Device Exemption ("IDE") in the United States. On October 20, 1995 the Company received notification from the Food and Drug Administration ("FDA") that its amended Premarket Approval ("PMA") application for the BAK/L Interbody Fusion System has met the threshold determination that the PMA is sufficiently complete to permit a substantive review and is, therefore, suitable for filing. Additionally, the FDA indicated that the PMA has been granted expedited review because the lower reoperation rate reported in the PMA for the BAK/L indicated a potential benefit to public health. As previously announced, the Company has received confirmation from the U.S. Food and Drug Administration that the Orthopaedic and Rehabilitation Devices Advisory Panel is scheduled to review Spine-Tech's BAK Lumbar Pre-Market Approval Application on May 23, 1996.

     The Company has developed and is developing additional products which address degenerative disc disease and other spinal conditions. In addition to the BAK/L, the Company has developed the BAK/C-TM- which is used in the cervical spine and the BAK/T-TM- which is used in the thoracic spine. Both of these products are subject to extensive clinical trials under separate IDEs from the FDA. The BAK/C clinical trial commenced during the first quarter of fiscal 1995. The BAK/T clinical trial commenced during the third quarter of fiscal 1995. The BAK/C has been introduced on a very limited basis into certain international markets. As international approvals are received, both the BAK/C and the BAK/T will be introduced into select international markets.

     In May 1995, the Company introduced Cervi-Lok-Registered Trademark-, an anterior cervical implantable plate and screw system for use in the cervical spine, pursuant to a 510(k) clearance received from the FDA. The product had been introduced on a limited basis in the United States during the second quarter of fiscal 1995. National roll-out commenced during the third quarter of fiscal 1995. International roll-out of Cervi-Lok began in the fourth quarter of fiscal 1995.

     In September 1993, the Company entered into an exclusive agreement with Smith & Nephew-Richards, Inc. ("Smith & Nephew") for the distribution of the BAK/L implant outside of the United States for a period of up to eight years as long as quarterly minimum purchases were made by Smith & Nephew from the Company. During the first quarter of 1996, Smith & Nephew informed the Company that they would not make their required minimum payment under the contract. Based upon provisions in the Agreement, the Company terminated Smith & Nephew's exclusive distribution rights. Under terms of the Agreement, Smith & Nephew retains non-exclusive rights to distribute the BAK/L outside of the United States for a period of one year from notification of termination of exclusive rights. Smith & Nephew accounted for 66% of net sales for the first quarter ended March 31, 1995. With the termination of the exclusive distribution Agreement, Smith & Nephew accounted for 16% of net sales for the first quarter ended March 31, 1996. The Company is in the \ process of appointing independent international distributors on a country by country basis to distribute the BAK/L product line. There can be no assurance that the Company will be successful in finding and appointing independent international distributors who will be able to successfully sell the BAK/L product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     Net sales decreased to $1.445 million for the three months ended March 31, 1996 from $1.560 million for the three months ended March 31, 1995. Net sales for the period was primarily affected by a decrease in sales to Smith & Nephew to $232,000, or 16% of net sales, as compared to $1.0 million, or 66% of net sales for the comparable period in 1995. Domestic sales increased 90% to $904,000 for the three months ended March 31, 1996 from $475,000 for the comparable period in fiscal 1995. During the first half of fiscal 1995, the Company was not able to sell BAK/L devices for clinical trials under certain portions of its IDE because the Company had previously reached the maximum patient enrollment allowed. On June 28, 1995, the Company received approval from the FDA to expand patient enrollment in the U.S. clinical trial of the BAK/L device. In addition to its sales of BAK/L devices and related BAK/L instruments, during the three months ended March 31, 1996, the Company had both domestic and international sales of its BAK/C, BAK/T and Cervi-Lok devices and related instruments.

     Gross profit decreased to $882,000 for the three months ended March 31, 1996 from $965,000 for the three months ended March 31, 1995. As a percentage of net sales, gross profit was 61% for the three months ended March 31, 1996, as compared to 62% in the comparable period in fiscal 1995 due to the change in the mix of net sales towards a higher percentage of sales of the Company's instruments which carry a lower margin than its implants.

     Total operating expenses increased to $1.6 million for the three months ended March 31, 1996, from $1.1 million for the three months ended March 31, 1995. Selling, general and administrative expenses increased to $1.2 million for the three months ended March 31, 1996 from $687,000 for the three months ended March 31, 1995, increasing as a percentage of net sales to 84%, compared to 44% for the comparable period in 1995, primarily as a result of increased sales and marketing expenses as the Company expands its capabilities to support international activities and increasing domestic sales. Research and development expenses increased slightly to $416,000 for the three months ended March 31, 1996, from $414,000 for the three months ended March 31, 1995, increasing as a percentage of net sales to 29%, compared to 27% for the comparable period in 1995. Interest income totaled $397,000 for the three months ended March 31, 1996, compared to $37,000 for the quarter ended March 31, 1995. The increase is due to additional cash available for investments resulting from the Company's June 1995 initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

     In June 1995, the Company successfully completed its initial public offering of 3,225,000 shares of newly issued Common Stock. After selling expenses, the Company received proceeds of just over $26 million from the offering. The Company expects to use these proceeds for working capital requirements, funding of clinical trials, expansion of research and development and sales and marketing activities, and, other general corporate purposes. In November 1995, the Company used a portion of these proceeds to acquire and relocate to a new facility. The Company expects to undertake a renovation of the acquired facility during 1996 and will use a portion of the initial public offering proceeds to finance such renovation. During the quarter ended March 31, 1996, the Company used approximately $1.7 million for operating activities and for capital asset acquisitions. Of this amount, $1.2 million was used to increase inventory, $140,000 to purchase equipment, and $366,000 to finance operating activities and working capital needs. Approximately $900,000 was provided by a net reduction in the level of receivables and $263,000 in proceeds from the exercise of stock options.

     Until funds are needed for the purposes described above, they have been invested primarily in short term U.S. government obligations and corporate debt securities. As of March 31, 1996, the Company had $20.5 million of these investments with a maturity of one year or less and $5.3 million with a maturity of more than one year. The Company believes that its currently available cash and cash equivalents combined with additional cash flow from operations will be adequate to finance ongoing operations.

     The Company's future liquidity and capital requirements will depend on numerous factors, including FDA regulatory actions and continued domestic and international sales of its entire product line.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     The Company is involved in litigation related to its license of certain technology (the "Karlin Technology") from Dr. Gary Michelson and an affiliated company, Karlin Technology, Inc. ("Karlin"), co-owners of the Karlin Technology. The litigation principally relates to the interpretation of Dr. Michelson's and Karlin's right to co-license the Karlin Technology to a third party. In December 1993, Dr. Michelson and Karlin filed a complaint against the Company and Smith & Nephew Group, an entity under common control with Smith & Nephew, in United States District Court for the Central District of California. In December 1994, the plaintiffs served the defendants with a second amended complaint (the "Complaint"). The Complaint alleged various causes of action, including tortious interference with prospective and contractual business relationships, unfair competition and breach of contract, and requested various types of relief, including money damages, injunctive relief and declaratory judgment. In addition, in the event the Company objected to the co-license of the Karlin Technology to a third party, the Complaint requested rescission of the license agreement. Sofamor Danek Inc. ("Danek"), a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company is not contesting the co-license of the Karlin Technology to Danek. Each of the claims of the Complaint was the subject of a dispositive motion resulting in an order by the Court granting its dismissal. On February 12, 1996, the Court entered Judgment finding that the Company is the prevailing party on all counts of the Complaint. The plaintiffs have filed a notice of appeal of the judgment to the Ninth Circuit Court of Appeals.

     On June 19, 1995, the Company received a purported notice of termination of the license agreement based on alleged inadequacy in the reporting of the royalty payments due by the Company to Karlin under the license agreement. Karlin has claimed that the Company has therefore breached the license agreement. However, the Company contests that it has breached the agreement. Under the terms of the agreement, the license agreement may not be terminated until after a final, non-appealable determination of the existence of the breach by a court of competent jurisdiction. Spine-Tech, on September 15, 1995, commenced a non-binding arbitration against plaintiffs in Minneapolis before the American Arbitration Association asserting that plaintiffs' purported termination of the License agreement is meritless and ineffective. Karlin and Michelson have not filed an answer in the arbitration or taken a definitive position in the arbitration of whether they intend to seek to enforce the purported termination. Although the Company believes that the purported termination is without merit, a determination against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and Michelson are also in litigation in the United States District Court for the District of Minnesota concerning inventorship of U.S. Patent No. 5,489,307. Prior to the issuance of the patent to the Company, Michelson in the above-referenced California action asserted that he was the true inventor of the then pending patent application for the '307 patent. This claim was dismissed for lack of a justifiable controversy. In the Minnesota action brought by the Company, Michelson has filed a motion to dismiss for lack of personal jurisdiction and stated that if the motion is denied, he will assert as-yet-unidentified counterclaims.

     Surgical Dynamics, Inc. ("Surgical Dynamics"), a competitor of the Company, has filed a complaint for declaratory judgment in the United States District Court for the Central District of California of patent invalidity, unenforceability and non-infringement against Karlin and Danek regarding the U.S. Patent No. 5,015,247, which is part of the Karlin Technology. Karlin and Danek have counterclaimed against Surgical Dynamics claiming patent infringement. The outcome of the litigation is uncertain. There can be no assurances that the patent related to the Karlin Technology will be upheld or that the Company will continue to have such patent protection for its products.

     Surgical Dynamics on April 16, 1996 filed a complaint in state court in Hawaii against the Company and Terry Corley, a former sales employee of Surgical Dynamics who had agreed to work for the

Company. The complaint alleges, among other things, that the Company aided and abetted a breach of fiduciary duty by Corley and tortiously interfered with Corley's employment by Surgical Dynamics. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. The Company is moving to be dismissed from the action for lack of personal jurisdiction. The Company intends to contest these claims vigorously.

Item 6.        Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1 Amended and Restated Articles of Incorporation of the Company (1) and Notice of Change of Registered Office/Registered Agent dated January 19, 1996 (2)

          3.2 Restated By-Laws of the Company and Amendment to Restated By-Laws of the Company

          4.1  Specimen of Common Stock certificate (3)

         10.1  1994 Spine-Tech, Inc. Stock Option Plan (3)

         10.2  Spine-Tech, Inc. 1993 Non-Employee Director Stock Option
                Plan (3)

         10.3  Spine-Tech, Inc. 1991 Stock Option Plan (3)

         10.4 Stock Purchase Agreement between the Company and Smith & Nephew Richards, Inc. dated September 30, 1993 (3)

         10.5 Master Distributor Agreement between the Company and Smith & Nephew Richards, Inc. dated September 30, 1993 (3) (4)

         10.6 Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (3)

         10.7 Amendment dated September 15, 1993 to Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (3)

         10.8 Amendment dated October 21, 1991 to Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (3)

         10.9 Agreement between the Company and Orthomet, Inc. dated June 27, 1991 (3)

         10.11 Loan Agreement between the Company and Riverside Bank dated April 20, 1995 (3)

         10.12 Collaboration Agreement between the Company and Ethicon Endo-Surgery dated June 27, 1994 (3)

         10.13 Spine-Tech, Inc. 1996 Employee Stock Purchase Plan (5)

         10.14 Spine-Tech, Inc. 1996 Omnibus Stock Plan (5)

         10.15 Intentionally omitted.

         10.16 Intentionally omitted.

         10.17 License Agreement dated as of May 10, 1992, among the
                Company, Karlin Technology, Inc. and Gary K. Michelson (3) (4)

         10.18 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain (3) (4)

         10.19 Employment Agreement between the Company and David W. Stassen dated June 15, 1992 (3)

         10.20 Employment Letter from the Company to David W. Stassen dated June 2, 1992 (3)

         10.21 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993 (3)

         10.22 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen (5)

         10.23 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman (5)

         10.24 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock (5)

         10.25 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs (5)

         10.26 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen (5)

         10.27 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw (5)

         11    Statement of Computation of Per Share Earnings

         27    Financial Data Schedule (filed electronically)
_____________________________

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995
     (File No. 0-26116).

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File
     No. 0-26116).

(3) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

(4) Exhibit contains portions for which confidential treatment has been granted to the Company.

(5) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPINE-TECH, INC.
                                    ----------------
                                      (Registrant)



Date:  May  13, 1996                By:   David W. Stassen
                                        ---------------------------------------
                                          David W. Stassen,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 13, 1996                 By:   Keith M. Eastman
                                        ---------------------------------------
                                          Keith M. Eastman,
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

                                EXHIBIT INDEX

EXHIBIT                     DESCRIPTION                             PAGE
- - -------                     -----------                     --------------------

  3.1 Amended and Restated Articles of Incorporation of the Company (1) and Notice of Change of Registered Office/Registered Agent dated January
         19, 1996 (2)

  3.2    Restated By-Laws of the Company and Amendment to   Filed Electronically
         Restated By-Laws of the Company

  4.1    Specimen of Common Stock certificate (3)

 10.1    1994 Spine-Tech, Inc. Stock Option Plan (3)

 10.2    Spine-Tech, Inc. 1993 Non-Employee Director Stock
         Option Plan (3)

 10.3    Spine-Tech, Inc. 1991 Stock Option Plan (3)

 10.4    Stock Purchase Agreement between the Company and
         Smith & Nephew Richards, Inc. dated September 30,
         1993 (3)

 10.5 Master Distributor Agreement between the Company and Smith & Nephew Richards, Inc. dated September
         30, 1993 (3) (4)

 10.6    Stock Purchase Agreement among the Company, St.
         Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (3)

 10.7    Amendment dated September 15, 1993 to Stock
         Purchase Agreement among the Company, St. Paul
         Fire and Marine Insurance Company and the other
         Purchasers named therein dated June 27, 1991 (3)

 10.8    Amendment dated October 21, 1991 to Stock
         Purchase Agreement among the Company, St. Paul
         Fire and Marine Insurance Company and the other
         Purchasers named therein dated June 27, 1991 (3)

 10.9    Agreement between the Company and Orthomet, Inc.
         dated June 27, 1991 (3)

 10.11   Loan Agreement between the Company and Riverside
         Bank dated April 20, 1995 (3)

 10.12   Collaboration Agreement between the Company and
         Ethicon Endo-Surgery dated June 27, 1994 (3)

 10.13   Spine-Tech, Inc. Employee Stock Purchase Plan (5)

 10.14   Spine-Tech, Inc. 1996 Omnibus Stock Plan (5)

 10.15   Intentionally Omitted

 10.16   Intentionally Omitted

 10.17 License Agreement dated as of May 10, 1992, among the Company, Karlin

         Technology, Inc. and Gary K. Michelson (3) (4)

 10.18   License Agreement dated as of January 1, 1995
         between the Company and Dr. Ted Obenchain (3) (4)

 10.19   Employment Agreement between the Company and
         David W. Stassen dated June 15, 1992 (3)

 10.20   Employment Letter from the Company to David W.
         Stassen dated June 2, 1992 (3)

 10.21   Employment Agreement between the Company and Ted
         K. Schwarzrock dated November 1, 1993 (3)

 10.22   Management Agreement dated as of February 1, 1996
         between the Company and David W. Stassen (5)

 10.23   Management Agreement dated as of February 1, 1996
         between the Company and Keith M. Eastman (5)

 10.24   Management Agreement dated as of February 1, 1996
         between the Company and Ted K. Schwarzrock (5)

 10.25   Management Agreement dated as of February 1, 1996
         between the Company and Douglas W. Kohrs (5)

 10.26   Management Agreement dated as of February 1, 1996
         between the Company and Richard C. Jansen (5)

 10.27   Management Agreement dated as of February 1, 1996
         between the Company and David L. Shaw (5)

  11     Statement of Computation of Per Share
         Earnings                                                 Filed Electronically

  27     Financial Data Schedule                                  Filed Electronically


- - ------------------------

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).

(3) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(4) Exhibit contains portions for which confidential treatment has been granted to the Company.

(5) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).