Form 10-Q
period 1996-06-30
SPINE TECH INC
filed 1996-08-09
CIK 889842

                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549



                                             FORM 10-Q




         (Mark One)


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended JUNE 30, 1996
                                                or
         [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From
                              to                   .




         Commission file number  0-26116




                                     SPINE-TECH, INC.
         ----------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


                   MINNESOTA                                    06-1258314
        ----------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)


            7375 BUSH LAKE ROAD
            MINNEAPOLIS, MINNESOTA                              55439-2029
        ----------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                        (612) 832-5600
        ----------------------------------------------------------------------
                   (Registrant's telephone number, including area code)


        ----------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                              if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days.  Yes   X   No
                     -----   -----



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 9,871,152 SHARES AS OF AUGUST 2, 1996.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements


          SPINE-TECH, INC.
          Condensed Balance Sheets


                                                                 June 30,    December 31,
                                                                   1996          1995
                                                                -----------  ------------
                                                                (unaudited)     (Note)
          ASSETS
          Current assets:
           Cash and cash equivalents                            $   494,209  $ 1,171,034
           Short-term investments                                18,238,570   22,416,043
           Accounts receivable                                      860,268    1,957,477
           Inventories - Note B                                   5,045,096    1,821,560
           Interest receivable                                      332,199      228,467
           Prepaid expenses                                         345,405       57,726
                                                                -----------  -----------
             Total current assets                                25,315,747   27,652,307


          Land and building                                       2,013,109    1,752,773
          Furniture and fixtures                                    117,072      113,993
          Equipment                                                 605,058      387,640
          Accumulated depreciation                                 (355,874)    (196,588)
                                                                -----------  -----------
                                                                  2,379,365    2,057,818


          Investments                                             4,192,792    2,955,748
                                                                -----------  -----------
             Total assets                                       $31,887,904  $32,665,873
                                                                -----------  -----------
                                                                -----------  -----------
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
           Accounts payable                                     $     1,416   $  232,270
           Accrued clinical payments                                261,750      329,905
           Accrued royalties                                        190,053      198,913
           Other accrued expenses                                   122,846      100,584
                                                                -----------  -----------
             Total current liabilities                              576,065      861,672

          Commitments and contingencies                                  --          --

          Shareholders' equity:
           Common Stock, par value $.01 per share: authorized
            shares - 15,000,000. Issued and outstanding shares:
            December 31, 1995 - 9,653,252; June 30, 1996 -
            9,871,152                                                98,711       96,532
           Additional paid-in capital                            34,469,891   34,023,971
           Accumulated deficit                                   (3,256,763)  (2,316,302)
                                                                -----------  -----------
             Total shareholders' equity                          31,311,839   31,804,201
                                                                -----------  -----------
             Total liabilities and shareholders' equity         $31,887,904  $32,665,873
                                                                -----------  -----------
                                                                -----------  -----------

          Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)




                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                           ------------------------   ----------------------
                                              1996          1995        1996         1995
                                           -----------   ----------  -----------   ---------
Net sales                                  $ 1,502,047  $ 1,707,094  $ 2,947,469 $ 3,266,817
Cost of goods sold                             566,189      635,204    1,129,131   1,229,960
                                            ----------    ---------   ----------  ----------
  Gross profit                                 935,858    1,071,890    1,818,338   2,036,857

Operating expenses:
  Selling, general and administrative        1,443,161      811,734    2,662,047   1,498,849
  Research and development                     459,857      384,064      875,623     798,277
                                            ----------    ---------   ----------  ----------
  Total operating expenses                   1,903,018    1,195,798    3,537,670   2,297,126

                                            ----------    ---------   ----------  ----------
Operating loss                                (967,160)    (123,908)  (1,719,332)   (260,269)
Interest income, net                           381,703       29,786      778,871      67,431
                                            ----------    ---------   ----------  ----------
Net loss                                    $ (585,457)   $ (94,122)  $ (940,461) $ (192,838)
                                            ----------    ---------   ----------  ----------
                                            ----------    ---------   ----------  ----------



Net loss per share:
      Primary                                $   (0.06)    $   (0.04)  $    (0.10) $   (0.08)
      Fully diluted                          $   (0.06)    $   (0.01)  $    (0.10) $   (0.03)

Weighted average shares outstanding:
     Primary                                 9,824,959     2,603,256    9,765,828  2,534,315
     Fully diluted                           9,824,959     6,738,484    9,765,828  6,669,543


See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                                 ------------------------
                                                                     1996         1995
                                                                 -------------------------
OPERATING ACTIVITIES
Net loss                                                          $ (940,461)   $ (192,838)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                                       159,286        47,747
 Common Stock and stock options issued
  for consulting services                                             12,262        51,500
 Changes in operating assets and liabilities:
  Accounts receivable                                              1,097,209      (820,230)
  Inventories                                                     (3,223,536)     (109,230)
  Interest receivable                                               (103,732)          --
  Prepaid expenses                                                  (287,679)      (97,904)
  Accounts payable and accrued expenses                             (285,607)      696,846
                                                                  ----------    ----------
Cash used in operating activities                                 (3,572,258)     (424,109)


INVESTING ACTIVITIES
Purchase of property and equipment                                  (480,833)      (42,811)
(Purchases) maturities of investments                              2,940,429   (20,119,221)
                                                                  ----------    ----------
Cash provided by (used in) investing activities                    2,459,596   (20,162,032)


FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                    --    21,998,704
Proceeds from stock options exercised                                435,837        59,500
                                                                  ----------    ----------
Cash provided by financing activities                                435,837    22,058,204
                                                                  ----------    ----------


(Decrease) increase in cash and cash equivalents                    (676,825)    1,472,063
Cash and cash equivalents at beginning of period                   1,171,034       419,008
                                                                  ----------    ----------
Cash and cash equivalents at end of period                        $  494,209    $1,891,071
                                                                  ----------    ----------
                                                                  ----------    ----------



          See notes to condensed financial statements.

                                         SPINE-TECH, INC.


                        Notes to Condensed Financial Statements (Unaudited)
                                           June 30, 1996


          Note A - Basis of Presentation


          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


          Note B - Inventories


          The components of inventory consist of the following:


                                         June 30,   December 31,
                                             1996           1995
                                       ----------   ------------

          Raw material                 $   60,151   $      8,423
          Work in process                 968,355        213,202
          Finished products             4,016,590      1,589,935
                                       ----------   ------------
                                       $5,045,096   $  1,821,560
                                       ----------   ------------
                                       ----------   ------------
          Note C - Investments

          The amortized cost and estimated market value of investments are as follows:


                                                             Gross          Gross      Estimated
                                          Amortized     Unrealized     Unrealized         Market
                                               Cost          Gains         Losses          Value
                                          ---------     ----------     ----------       --------
          As of December 31, 1995:
           U.S. government obligations  $ 4,000,110     $       --      $      --    $ 3,999,961
           Corporate debt securities      6,102,249             --         22,163      6,080,086
           Commercial paper              15,269,432        142,661             --     15,412,093
                                        --------------------------------------------------------
                                        $25,371,791     $  142,661       $ 22,163    $25,492,140
                                        --------------------------------------------------------
                                        --------------------------------------------------------


          As of June 30, 1996:
           U.S. government obligations  $ 7,010,712     $   18,384       $  9,294    $ 7,019,802
           Corporate debt securities      9,147,441             --         67,731      9,079,710
           Commercial paper               6,273,209         73,353             --      6,346,562
                                        --------------------------------------------------------
                                        $22,431,362     $   91,737       $ 77,025    $22,446,074
                                        --------------------------------------------------------
                                        --------------------------------------------------------


          The amortized cost and estimated fair market value of investments by contractual maturity are shown below:


                                        June 30, 1996             December 31, 1995
                                   ---------------------------------------------------
                                                  Estimated                  Estimated
                                     Amortized       Market     Amortized       Market
                                          Cost        Value          Cost        Value
                                   -----------  ------------  -----------  -----------
          Due in one year or less  $18,238,570   $18,258,374  $22,416,043  $22,549,909
          Due after one year         4,192,792     4,187,700    2,955,748    2,946,231
                                   ---------------------------------------------------
                                   $22,431,362   $22,446,074  $25,371,791  $25,492,140
                                   ---------------------------------------------------
                                   ---------------------------------------------------



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

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Since commencing full-time operations in July 1991, the Company has been engaged in the design, development, manufacture and sale of spinal implants and instruments for the surgical treatment of degenerative disc disease and other spinal conditions. To date, the Company's revenues have been derived from sales of the Company's products for clinical trials in the United States and international sales in various countries. The clinical trial of the Company's BAK/L-TM- device began in April 1992 under an Investigational Device Exemption ("IDE") in the United States. On October 20, 1995, the Company received notification from the Food and Drug Administration ("FDA") that its amended Premarket Approval ("PMA") application for the BAK/L Interbody Fusion System had met the threshold determination that the PMA is sufficiently complete to permit a substantive review and was, therefore, suitable for filing. Additionally, the FDA indicated that the PMA was granted expedited review because the lower reoperation rate reported in the PMA for the BAK/L indicated a potential benefit to public health. As announced in May 1996, the Food and Drug Administration Orthopaedic and Rehabilitation Devices Advisory Panel reviewed and recommended approval of the Company's (PMA) application for clearance to market the BAK Interbody Fusion System. In June 1996, the Company further announced that the FDA had informed the Company that its PMA application for the BAK Interbody Fusion System is approvable subject to approval of final product labeling and a post-approval study protocol. Spine-Tech has been working with the FDA to resolve these final items. The Company cannot begin marketing or commercial sale of the BAK Interbody Fusion System until it receives final FDA approval.

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

     In September 1993, the Company entered into an exclusive agreement with Smith & Nephew-Richards, Inc. ("Smith & Nephew") for the distribution of the BAK/L implant outside of the United States for a period of up to eight years as long as quarterly minimum purchases were made by Smith & Nephew from the Company. During the first quarter of 1996, Smith & Nephew informed the Company that they would not make their required minimum purchases under the contract. Based upon provisions in the agreement, the Company terminated Smith & Nephew's exclusive distribution rights. Under terms of the agreement, Smith & Nephew retains non-exclusive rights to distribute the BAK/L outside of the United States for a period of one year from notification of termination of exclusive rights. Smith & Nephew accounted for 65% of net sales for the second quarter ended June 30, 1995. With the termination of the exclusive distribution agreement, Smith & Nephew accounted for 9% of net sales for the second quarter ended June 30, 1996. The Company is in the process of appointing independent international distributors on a country by country basis to distribute the BAK/L product line. There can be no assurance that the Company will be successful in finding and appointing independent international distributors who will be able to successfully sell the BAK/L product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     Net sales decreased to $1.5 million for the three months ended June 30, 1996 from $1.7 million for the three months ended June 30, 1995. Net sales for the period were primarily affected by a decrease in sales to Smith & Nephew to $139,000, or 9% of net sales, as compared to $1.1 million, or 65% of net sales for the comparable period in 1995. Domestic sales increased 89% to $1.1 million for the three months ended June 30, 1996 from $582,000 for the comparable period in 1995. During the first half of 1995, the Company was not able to sell BAK/L devices for clinical trials under certain portions of its IDE because the Company had previously reached the maximum patient enrollment allowed. On June 28, 1995, the Company received approval from the FDA to expand patient enrollment in the U.S. clinical trial of the BAK/L device. In addition to its sales of BAK/L devices and related BAK/L instruments, during the three months ended June 30, 1996, the Company had both domestic and international sales of its BAK/C, BAK/T and Cervi-Lok devices and related instruments.

     Gross profit decreased to $936,000 for the three months ended June 30, 1996 from $1.1 million for the three months ended June 30, 1995. This decline was due to decreased net sales. As a percentage of net sales, gross profit was 62.2% for the three months ended June 30, 1996, as compared to 62.8% in the comparable period in 1995.

     Total operating expenses increased to $1.9 million for the three months ended June 30, 1996 from $1.2 million for the three months ended June 30, 1995. Selling, general and administrative expenses increased to $1.4 million for the three months ended June 30, 1996 from $812,000 for the three months ended June 30, 1995, increasing as a percentage of net sales to 96%, compared to 48% for the comparable period in 1995, primarily as a result of increased sales and marketing expenses as the Company expands its capabilities to support international activities and increasing domestic sales. Research and development expenses increased to $460,000 for the three months ended June 30, 1996 from $384,000 for the three months ended June 30, 1995, increasing as a percentage of net sales to 31%, compared to 22% for the comparable period in 1995 due to additional development projects being undertaken by the Company. Interest income totaled $382,000 for the three months ended June
30, 1996, compared to $30,000 for the comparable period in 1995. The increase is due to additional cash available for investments resulting from the Company's initial public offering.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

   Net sales decreased to $2.9 million for the six months ended June 30, 1996 from $3.3 million for the six months ended June 30, 1995. Net sales for the period were primarily affected by a decrease in sales to Smith & Nephew to $371,000, or 13% of net sales, as compared to $2.1 million, or 64% of net sales for the comparable period in 1995. Domestic sales increased 82% to $2.0 million for the six months ended June 30, 1996 from $1.1 million for the comparable period in 1995. During the first half of fiscal 1995, the Company was not able to sell BAK/L devices for clinical trials under certain portions of its IDE because the Company had previously reached the maximum patient enrollment allowed. On June 28, 1995, the Company received approval from the FDA to expand patient enrollment in the U.S. clinical trial of the BAK/L device. In addition to its sales of BAK/L devices and related BAK/L instruments, during the six months ended June 30, 1996, the Company had both domestic and international sales of its BAK/C, BAK/T and Cervi-Lok devices and related instruments.

   Gross profit decreased to $1.8 million for the six months ended June 30, 1996 from $2.0 million for the six months ended June 30, 1995. This decline is attributable primarily to the decline in net sales. As a percentage of net sales, gross profit was 61.7% for the six months ended June 30, 1996, as compared to 62.4% in the comparable period in 1995. This slight variation is primarily due to variations in prices paid to outside vendors for implants and instruments.

     Total operating expenses increased to $3.5 million for the six months ended June 30, 1996 from $2.3 million for the six months ended June 30, 1995. Selling, general and administrative expenses increased to $2.7 million for the six months ended June 30, 1996 from $1.5 million for the six months ended June 30, 1995, increasing as a percentage of net sales to 93%, compared to 46% for the comparable period in 1995, primarily as a result of increased sales and marketing expenses as the Company expands its capabilities to support international activities and increasing domestic sales. Research and development expenses increased slightly to $876,000 for the six months ended June 30, 1996, versus $798,000 for the six months ended June 30, 1995, increasing as a percentage of net sales to 30%, compared to 24% for the comparable period in 1995 due to additional development projects being undertaken by the Company. Interest income totaled $779,000 for the six months ended June 30, 1996, compared to $68,000 for the comparable period in June 30, 1995. The increase is due to additional cash available for investments resulting from the Company's June 1995 initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1995, the Company successfully completed its initial public offering of 3,225,000 shares of newly issued Common Stock. After selling expenses, the Company received proceeds of just over $26 million from the offering. The Company expects to use these proceeds for working capital requirements, funding of clinical trials, expansion of research and development and sales and marketing activities, and, other general corporate purposes. In November 1995, the Company used a portion of these proceeds to acquire and relocate to a new facility. The Company expects to undertake a renovation of the acquired facility during 1996 and will use a portion of the initial public offering proceeds to finance such renovation. During the six months ended June 30, 1996, the Company used approximately $5.0 million for operating activities and for capital asset acquisitions. Of this amount, $3.2 million was used to increase inventory, $481,000 to purchase equipment, and $1.3 million to finance operating activities and working capital needs. Approximately $1.0 million was provided by a net reduction in the level of receivables and $436,000 in proceeds from the exercise of stock options.

     Until funds are needed for the purposes described above, they have been invested primarily in short term U.S. government obligations and corporate debt securities. As of June 30, 1996, the Company had $18.2 million of these investments with a maturity of one year or less and $4.2 million with a maturity of more than one year. The Company believes that its currently available cash and cash equivalents combined with additional cash flow from operations will be adequate to finance ongoing operations.

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

     On June 19, 1995, the Company received a purported notice of termination of the license agreement based on alleged inadequacy in the reporting of the royalty payments due by the Company to Karlin under the license agreement. Karlin has claimed that the Company has therefore breached the license agreement. However, the Company contests that it has breached the agreement. Under the terms of the agreement, the license agreement may not be terminated until after a final, non-appealable determination of the existence of the breach by a court of competent jurisdiction. The Company, on September 15, 1995, commenced a non-binding arbitration against plaintiffs in Minneapolis before the American Arbitration Association asserting that plaintiffs' purported termination of the License agreement is meritless and ineffective. Karlin and Michelson have not taken a definitive position in the arbitration on whether they intend to seek to enforce the purported termination. Although the Company believes that the purported termination is without merit, a determination against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On April 16, 1996, Surgical Dynamics filed a complaint in state court in Hawaii against the Company and Terry Corley, a former sales employee of Surgical Dynamics who had agreed to work for the Company. The complaint alleged, among other things, that the Company aided and abetted a breach of fiduciary duty by Corley and tortiously interfered with Corley's employment by Surgical Dynamics. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. In response to the Company's motion to be dismissed from the action for lack of personal jurisdiction, the parties stipulated to dismissal of the action in Hawaii and recommencement of the action in Minnesota. On July 11, 1996, the Company filed an action against Surgical Dynamics in the U.S. District Court for the District of Minnesota seeking declaratory relief that the Company did not aid or abet a breach of fiduciary duty by Corley or tortiously interfere with Corley's employment by Surgical Dynamics. Surgical Dynamics has not yet filed an answer or counterclaim. Assuming that Surgical Dynamics re-asserts its claims against the Company, the Company intends to contest these claims vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

     At the Company's 1996 Annual Meeting of Shareholders on May 8, 1996, the shareholders approved the following:

            1. Election of directors to serve until his successor is duly elected. The directors were approved as follows:

                   Names of Director             Votes For        Votes Withheld
                   -----------------             ---------        --------------
                   David W. Stassen              7,997,718                10,047

                   Stephen D. Kuslich, M.D.      7,997,718                10,047

                   Robert J. DePasqua            7,996,888                10,877

                   James F. Lyons                7,996,238                11,527

                   Kenneth W. Anstey             7,997,638                10,127

            2. Proposal to approve the Spine-Tech, Inc. 1996 Omnibus Stock Plan. The proposal received 4,547,205 votes for and 955,102 votes against. There were 52,656 abstentions and 2,452,802 broker non-votes.

            3. Proposal to approve the Spine-Tech, Inc. Employee Stock Purchase Plan. The proposal received 5,474,075 votes for and 41,320 votes against. There were 43,008 abstentions and 2,449,362 broker non-votes.

            4. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the 1996 fiscal year. The proposal received 7,989,292 votes for and 12,722 votes against. There were 5,751 abstentions and no broker non-votes.


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
            3.1 Amended and Restated Articles of Incorporation of the Company (1) and Notice of Change of Registered Office/Registered Agent dated January 19, 1996 (2)

            3.2 Restated By-Laws of the Company and Amendment to Restated By-Laws of the Company (3)

            4.1      Specimen of Common Stock certificate (4)

           10.1      1994 Spine-Tech, Inc. Stock Option Plan (4)

           10.2      Spine-Tech, Inc. 1993 Non-Employee Director Stock Option
                     Plan (4)

           10.3      Spine-Tech, Inc. 1991 Stock Option Plan (4)

           10.4 Stock Purchase Agreement between the Company and Smith & Nephew Richards, Inc. dated September 30, 1993 (4)

           10.5 Master Distributor Agreement between the Company and Smith & Nephew Richards, Inc. dated September 30, 1993 (4) (5)

           10.6 Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (4)

           10.7 Amendment dated September 15, 1993 to Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (4)

           10.8 Amendment dated October 21, 1991 to Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (4)

           10.9 Agreement between the Company and Orthomet, Inc. dated June 27, 1991 (4)

          10.11 Loan Agreement between the Company and Riverside Bank dated April 20, 1995 (4)

          10.12 Collaboration Agreement between the Company and Ethicon Endo-Surgery dated June 27, 1994 (4)

          10.13      Spine-Tech, Inc. 1996 Employee Stock Purchase Plan (6)

          10.14      Spine-Tech, Inc. 1996 Omnibus Stock Plan (6)

          10.15      Intentionally omitted.

          10.16      Intentionally omitted.

          10.17 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson
                     (4)(5)

          10.18 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain (4)(5)

          10.19 Employment Agreement between the Company and David W. Stassen dated June 15, 1992 (4)

          10.20 Employment Letter from the Company to David W. Stassen dated June 2, 1992 (4)

          10.21 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993 (4)

          10.22 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen (6)

          10.23 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman (6)

          10.24 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock (6)

          10.25 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs (6)

          10.26 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen (6)

          10.27 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw (6)

          11        Statement of Computation of Per Share Loss

          27        Financial Data Schedule (filed electronically)

      (b) Reports on Form 8-K

          On May 23, 1996, the Company filed a report on Form 8-K with respect to the FDA Orthopaedic and Rehabilitation Panel's action to recommend approval of the Company's PMA application with certain conditions.
_____________________________

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).

(3)  Incorporated herein by reference to Exhibit 3.2 to the Company's
     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 0-26116).

(4) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(5) Exhibit contains portions for which confidential treatment has been granted to the Company.

(6) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPINE-TECH, INC.
                                    ----------------
                                      (Registrant)



Date: August 9, 1996                By:  David W. Stassen
                                       -------------------------------------
                                         David W. Stassen,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 9, 1996                By:  Keith M. Eastman
                                       -------------------------------------
                                         Keith M. Eastman,
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

                                        EXHIBIT INDEX


          Exhibit                     Description                                          Page
          -------                     -----------                                          ----

            3.1     Amended and Restated Articles of Incorporation of the
                    Company (1) and Notice of Change of Registered
                    Office/Registered Agent dated January 19, 1996 (2)

            3.2      Restated By-Laws of the Company and Amendment to Restated
                     By-Laws of the Company (3)

            4.1      Specimen of Common Stock certificate (4)

           10.1      1994 Spine-Tech, Inc. Stock Option Plan (4)

           10.2      Spine-Tech, Inc. 1993 Non-Employee Director Stock Option
                     Plan (4)

           10.3      Spine-Tech, Inc. 1991 Stock Option Plan (4)

           10.4      Stock Purchase Agreement between the Company and Smith &
                     Nephew Richards, Inc. dated September 30, 1993 (4)

           10.5      Master Distributor Agreement between the Company and Smith
                     & Nephew Richards, Inc. dated September 30, 1993 (4) (5)

           10.6 Stock Purchase Agreement among the Company, St. Paul Fire and Marine Insurance Company and the other Purchasers named therein dated June 27, 1991 (4)

           10.7      Amendment dated September 15, 1993 to Stock Purchase
                     Agreement among the Company, St. Paul Fire and Marine
                     Insurance Company and the other Purchasers named therein dated June 27, 1991 (4)

           10.8      Amendment dated October 21, 1991 to Stock Purchase
                     Agreement among the Company, St. Paul Fire and Marine
                     Insurance Company and the other Purchasers named therein dated June 27, 1991 (4)

           10.9      Agreement between the Company and Orthomet, Inc. dated June
                     27, 1991 (4)

          10.11      Loan Agreement between the Company and Riverside Bank dated
                     April 20, 1995 (4)

          10.12      Collaboration Agreement between the Company and Ethicon
                     Endo-Surgery dated June 27, 1994 (4)

          10.13      Spine-Tech, Inc. 1996 Employee Stock Purchase Plan (6)

          10.14      Spine-Tech, Inc. 1996 Omnibus Stock Plan (6)

          10.15      Intentionally omitted.

          10.16      Intentionally omitted.

          10.17      License Agreement dated as of May 10, 1992, among the
                     Company, Karlin




                     Technology, Inc. and Gary K. Michelson (4)(5)

          10.18      License Agreement dated as of January 1, 1995 between the
                     Company and Dr. Ted Obenchain (4)(5)

          10.19      Employment Agreement between the Company and David W.
                     Stassen dated June 15, 1992 (4)

          10.20 Employment Letter from the Company to David W. Stassen dated June 2, 1992 (4)

          10.21     Employment Agreement between the Company and Ted K.
                    Schwarzrock dated November 1, 1993 (4)

          10.22 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen (6)

          10.23 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman (6)

          10.24 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock (6)

          10.25 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs (6)

          10.26 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen (6)

          10.27 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw (6)

          11        Statement of Computation of Per Share Loss               Filed Electronically

          27        Financial Data Schedule                                  Filed Electronically

_____________________________

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).

(3)  Incorporated herein by reference to Exhibit 3.2 to the Company's
     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 0-26116).

(4) Incorporated herein by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(5) Exhibit contains portions for which confidential treatment has been granted to the Company.

(6) Incorporated herein by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-26116).