Form 10-Q
period 1996-09-30
SPINE TECH INC
filed 1996-11-12
CIK 889842

                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                          FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 For the Quarterly Period Ended SEPTEMBER 30, 1996

                              or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 For the Transition
       Period From      to      .
                   ------  ------

Commission file number  0-26116

                                SPINE-TECH, INC.
                -----------------------------------------------
              (Exact name of registrant as specified in its charter)

              MINNESOTA                              06-1258314
          --------------------------------------------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

           7375 BUSH LAKE ROAD
          MINNEAPOLIS, MINNESOTA                       55439-2029
         ----------------------------------------------------------
         (Address of principal executive offices)  (Zip Code)

                                 (612) 832-5600
         -----------------------------------------------------------
             (Registrant's telephone number, including area code)

     -------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                         changed since last report)


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

As of NOVEMBER 7, 1996, there were issued and outstanding 9,911,252 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        SPINE-TECH, INC.
        CONDENSED BALANCE SHEETS




                                                     September 30,   December 31,
                                                         1996            1995
                                                     -------------   ------------
                                                      (unaudited)       (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   887,258    $ 1,171,034
  Short-term investments                                11,413,243     22,416,043
  Accounts receivable                                    1,014,167      1,957,477
  Inventories - Note B                                   6,539,757      1,821,560
  Interest receivable                                      313,236        228,467
  Prepaid expenses                                         253,310         57,726
                                                       -----------    -----------
    Total current assets                                20,420,971     27,652,307

Land and building                                        5,000,664      1,752,773
Furniture and fixtures                                     119,072        113,993
Equipment                                                  791,908        387,640
Accumulated depreciation                                  (413,477)      (196,588)
                                                       -----------    -----------
                                                         5,498,167      2,057,818

Investments                                              5,251,053      2,955,748
                                                       -----------    -----------
    Total assets                                       $31,170,191    $32,665,873
                                                       -----------    -----------
                                                       -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   642,640    $   232,270
  Accrued clinical payments                                222,365        329,905
  Accrued royalties                                        205,544        198,913
  Other accrued expenses                                   231,471        100,584
                                                       -----------    -----------
    Total current liabilities                            1,302,020        861,672


Commitments and contingencies                                   --             --

Shareholders' equity:
  Common stock, par value $.01 per share: authorized
    shares - 15,000,000. Issued and outstanding shares;
    December 31, 1995 - 9,653,252; September 30,
     1996 - 9,906,152                                       98,828         96,532
  Additional paid-in capital                            34,474,824     34,023,971
  Accumulated deficit                                   (4,705,481)    (2,316,302)
                                                       -----------    -----------
   Total shareholders' equity                           29,868,171     31,804,201
                                                       -----------    -----------
   Total liabilities and shareholders' equity          $31,170,191    $32,665,873
                                                       -----------    -----------
                                                       -----------    -----------


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)



                                     Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                  ------------------------  ------------------------
                                      1996         1995        1996         1995
                                  -----------  -----------  -----------  -----------
Net sales                         $ 1,523,486  $ 2,077,415  $ 4,470,955  $ 5,344,232
Cost of goods sold                    472,152      504,831    1,601,283    1,734,791
                                  -----------  -----------  -----------  -----------
  Gross profit                      1,051,334    1,572,584    2,869,672    3,609,441

Operating expenses:
  Selling, general and
    administrative                  2,299,383    1,299,166    4,961,430    2,798,015
  Research and development            493,227      496,683    1,368,850    1,294,960
                                  -----------  -----------  -----------  -----------
  Total operating expenses          2,792,610    1,795,849    6,330,280    4,092,975
                                  -----------  -----------  -----------  -----------

Operating loss                     (1,741,276)    (223,265)  (3,460,608)    (483,534)
Interest income, net                  292,558      389,008    1,071,429      456,439
                                  -----------  -----------  -----------  -----------
Net income (loss)                 $(1,448,718) $   165,743  $(2,389,179)  $  (27,095)
                                  -----------  -----------  -----------  -----------
                                  -----------  -----------  -----------  -----------


Net income (loss) per share:
  Primary                         $     (0.15) $      0.02  $     (0.24) $     (0.01)
  Fully diluted                   $     (0.15) $      0.02  $     (0.24) $     (0.00)

Weighted average shares outstanding:
  Primary                           9,874,087   10,985,680    9,802,178    4,946,463
  Fully diluted                     9,874,087   11,022,038    9,802,178    7,582,103



See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)



                                                    Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                   1996          1995
                                                -----------  ------------
OPERATING ACTIVITIES
Net loss                                        $(2,389,179) $    (27,095)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                      216,889        72,196
 Common Stock and stock options issued
  for consulting services                            12,262        51,500
Changes in operating assets and liabilities:
 Accounts receivable                                943,310    (1,193,650)
 Inventories                                     (4,718,197)     (605,714)
 Interest receivable                                (84,769)           --
 Prepaid expenses                                  (195,584)      (50,863)
 Accounts payable and accrued expenses              440,348       563,643
                                                -----------   -----------
Cash used in operating activities                (5,774,920)   (1,189,983)

INVESTING ACTIVITIES
Purchase of property and equipment               (3,657,238)      (40,351)
(Purchases) maturities of investments             8,707,495   (21,444,518)
Cash provided by (used in) investing activities   5,050,257   (21,484,869)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                   --    26,392,954
Proceeds from stock options exercised               440,887        96,208
                                                -----------   -----------
Cash provided by financing activities               440,887    26,489,162
                                                -----------   -----------

(Decrease) increase in cash and cash equivalents   (283,776)    3,814,310
Cash and cash equivalents at beginning of period  1,171,034       419,008
                                                -----------   -----------
Cash and cash equivalents at end of period      $   887,258   $ 4,233,318
                                                -----------   -----------
                                                -----------   -----------


See Notes to condensed financial statements.

                                  SPINE-TECH, INC.

                   Notes to Condensed Financial Statements (Unaudited)
                               September 30, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

The components of inventory consist of the following:

                             September 30, December 31,
                                     1996          1995
                             ------------  ------------
Raw material                   $   48,820    $    8,423
Work in process                   809,473       213,202
Finished products               5,681,464     1,589,935
                               ----------    ----------
                               $6,539,757    $1,821,560
                               ----------    ----------
                               ----------    ----------

Note C - Investments

The amortized cost and estimated market value of investments are as follows:

                                                    Gross         Gross      Estimated
                                 Amortized     Unrealized    Unrealized         Market
                                      Cost          Gains        Losses          Value
                               -----------    -----------    ----------    -----------
As of December 31, 1995:
  U.S. government obligations  $ 4,000,110      $     --        $    --    $ 3,999,961
  Corporate debt securities      6,102,249            --         22,163      6,080,086
  Commercial paper              15,269,432       142,661             --     15,412,093
                               -----------      --------        -------    -----------
                               $25,371,791      $142,661        $22,163    $25,492,140
                               -----------      --------        -------    -----------
                               -----------      --------        -------    -----------


As of September 30, 1996:
  U.S. government obligations  $ 6,816,129      $ 20,183        $    --    $ 6,836,312
  Corporate debt securities      8,144,615            --         91,426      8,053,189
  Commercial paper               1,703,552        13,650             --      1,703,552
                               -----------      --------        -------    -----------
                               $16,664,296      $ 33,833        $91,426    $16,606,703
                               -----------      --------        -------    -----------
                               -----------      --------        -------    -----------

The amortized cost and estimated fair market value of investments by contractual maturity are shown below:

                                      September 30, 1996              December 31, 1995
                                    ------------------------     --------------------------
                                                   Estimated                     Estimated
                                      Amortized       Market        Amortized       Market
                                           Cost        Value             Cost        Value
                                    ----------- ------------      -----------  -----------
Due in one year or less             $11,413,243  $11,362,038      $22,416,043  $22,549,909
Due after one year                    5,251,053    5,244,665        2,955,748    2,946,231
                                    -----------  -----------      -----------  -----------
                                    $16,664,296  $16,606,703      $25,371,791  $25,492,140
                                    -----------  -----------      -----------  -----------
                                    -----------  -----------      -----------  -----------

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

Item 2.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since commencing full-time operations in July 1991, the Company has been engaged in the design, development, manufacture and sale of spinal implants and instruments for the surgical treatment of degenerative disc disease and other spinal conditions. To date, the Company's revenues have been derived from sales of the Company's products for clinical trials in the United States and international sales in various countries. The clinical trial of the Company's BAK Interbody Fusion System device began in April 1992 under an Investigational Device Exemption ("IDE") in the United States. In October 1995, the Company received notification from the Food and Drug Administration ("FDA") that its amended Premarket Approval ("PMA") application for the BAK Interbody Fusion System had met the threshold determination that the PMA is sufficiently complete to permit a substantive review and was, therefore, suitable for filing. Additionally, the FDA indicated that the PMA was granted expedited review because the lower reoperation rate reported in the PMA for the BAK Interbody Fusion System indicated a potential benefit to public health. In May 1996, the Food and Drug Administration Orthopaedic and Rehabilitation Devices Advisory Panel reviewed and recommended approval of the Company's (PMA) application for clearance to market the BAK Interbody Fusion System. In June 1996, the FDA informed the Company that its PMA application for the BAK Interbody Fusion System was approvable subject to approval of final product labeling and a post-approval study protocol. On September 20, 1996, the Company received FDA approval for the BAK Interbody Fusion System, and commenced domestic commercial shipments of the BAK.

     The Company has developed and is developing additional products which address degenerative disc disease and other spinal conditions. In addition to the BAK Interbody Fusion System, the Company has developed the BAK/C-TM-which is used in the cervical spine and the BAK/T-TM- which is used in the thoracic spine. Both of these products are subject to extensive clinical trials under separate IDEs from the FDA. The BAK/C clinical trial commenced during the first quarter of fiscal 1995. The BAK/T clinical trial commenced during the third quarter of fiscal 1995. The BAK/C has been introduced on a very limited basis into certain international markets. As international approvals are received, both the BAK/C and the BAK/T will be introduced into select international markets.

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

     In September 1993, the Company entered into an exclusive agreement with Smith & Nephew-Richards, Inc. ("Smith & Nephew") for the distribution of the BAK Interbody Fusion System outside of the United States for a period of up to eight years as long as quarterly minimum purchases were made by Smith & Nephew from the Company. During the first quarter of 1996, Smith & Nephew informed the Company that they would not make their required minimum purchases under the contract. Based upon provisions in the agreement, the Company terminated Smith & Nephew's exclusive distribution rights. Under terms of the agreement, Smith & Nephew retains non-exclusive rights to distribute the BAK outside of the United States for a period of one year from notification of termination of exclusive rights. Smith & Nephew accounted for 57% and 64% of net sales, respectively, for the three and nine month periods ended September 30, 1995. With the termination of the exclusive distribution agreement, Smith & Nephew accounted for 0% and 16% of net sales, respectively, for the three and nine month periods ended September 30, 1996. The Company is in the process of appointing independent international distributors on a country by country basis to distribute the BAK Interbody Fusion System. There can be no assurance that the Company will be successful in identifying and appointing independent international distributors who will be able to successfully sell the BAK/L product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Net sales decreased to $1.5 million for the three months ended
September 30, 1996 from $2.1 million for the three months ended September 30, 1995. Net sales for the period were primarily affected by the decrease in international sales to Smith & Nephew. There were no sales to Smith &
Nephew during the three months ended September 30, 1996, as compared to $1.2 million for the comparable period in 1995. Domestic sales increased
33% to $1.2 million for the three months ended September 30, 1996 from $800,000 for the comparable period in 1995. On September 20, 1996, the Company received FDA approval to begin marketing the BAK Interbody Fusion System, and the Company began commercial shipment of the product, resulting in a limited impact to net sales for the three months. During the first half of 1995, the Company was not able to sell BAK/L devices for clinical trials under certain portions of its IDE because the Company had previously reached the maximum patient enrollment allowed. On September 28, 1995, the Company received approval from the FDA to expand patient enrollment in the U.S. clinical trial of the BAK/L device. In addition to its sales of BAK/L devices and related BAK/L instruments, during the three months ended
September 30, 1996, the Company had both domestic and international sales of its BAK/C, BAK/T and Cervi-Lok devices and related instruments.

     Gross profit decreased to $1.1 million for the three months ended September 30, 1996 from $1.6 million for the three months ended
September 30, 1995. As a percentage of net sales, gross profit was 69% for the three months ended September 30, 1996, as compared to 76% in the comparable period in 1995. The decline in both the amount of gross profit and as a percentage of net sales are due primarily to decreased net sales and an increase in manufacturing overhead expenses as the Company prepares for anticipated domestic sales activities.

     Total operating expenses increased to $2.8 million for the three months ended September 30, 1996 from $1.8 million for the three months ended September 30, 1995. Selling, general and administrative expenses increased to $2.3 million for the three months ended September 30, 1996 from $1.3 for the three months ended September 30, 1995, increasing as a percentage of net sales to 151%, compared to 63% for the comparable period in 1995. This increase was primarily the result of increased sales and marketing expenses as the Company expands its capabilities to support international activities and the anticipated increase in domestic sales activity. Research and development expenses were $.5 million for the three months ended September 30, 1996 unchanged from $.5 million for the three months ended September 30, 1995, increasing as a percentage of net sales to 32%, compared to 24% for the comparable period in 1995. Interest income totaled $292,000 for the three months ended September 30, 1996, compared to $389,000 for the comparable period in 1995. The decrease is due to the reduced cash available for investment during the period, compared to the comparable period in 1995 which followed the completion of the Company's initial public offering in June 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     Net sales decreased to $4.5 million for the nine months ended September 30, 1996 from $5.3 million for the nine months ended September 30, 1995. Net sales for the period were primarily affected by a decrease in international sales to $1.3 million, or 29% of net sales, as compared to $3.5 million, or 67% of net sales for the comparable period in 1995. Sales to Smith & Nephew decreased to $332,000, or 7% of net sales, as compared to $3.4 million, or 64% of net sales for the comparable period in 1995. Domestic sales increased 82% to $3.2 million for the nine months ended September 30, 1996 from $1.9 million for the comparable period in 1995. On September 20, 1996, the Company received FDA approval to begin marketing the BAK Interbody Fusion System, and the Company began commercial shipment of the product, resulting in a limited impact to net sales for the nine months. In addition to its sales of BAK/L devices and related BAK/L instruments, during the nine months ended September 30, 1996, the Company had both domestic and international sales of its BAK/C, BAK/T and Cervi-Lok devices and related instruments.

     Gross profit decreased to $2.9 million for the nine months ended September 30, 1996 from $3.6 million for the nine months ended September 30, 1995 As a percentage of net sales, gross profit was 64% for the nine months ended September 30, 1996, as compared to 68% in the comparable period in 1995. The decline in both the amount of gross profit and as a percentage of net sales are due primarily to decreased net sales and the increase in manufacturing overhead expenses as the Company prepares for anticipated domestic sales activities.

     Total operating expenses increased to $6.3 million for the nine months ended September 30, 1996 from $4.1 million for the nine months ended September 30, 1995. Selling, general and administrative expenses increased to $5.0 million for the nine months ended September 30, 1996 from $2.8 million for the nine months ended September 30, 1995, increasing as a percentage of net sales to 142%, compared to 52% for the comparable period in 1995, primarily as a result of increased sales and marketing expenses as the Company expands its capabilities to support international activities and increasing domestic sales. Research and development expenses increased slightly to $1.4 for the nine months ended September 30, 1996, versus $1.3 for the nine months ended September 30, 1995, increasing as a percentage of net sales to 31%, compared to 24% for the comparable period in 1995 due to additional development projects being undertaken by the Company. Interest income totaled $1.1 for the nine months ended September 30, 1996, compared to $.5 million for the comparable period in 1995. The increase is due to additional cash available for investments resulting from the Company's June 1995 initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1995, the Company successfully completed its initial public offering of 3,225,000 shares of newly issued Common Stock. After selling expenses, the Company received proceeds of just over $26 million from the offering. The Company expects to use these proceeds for working capital requirements, funding of clinical trials, expansion of research and development and sales and marketing activities, and, other general corporate purposes. In November 1995, the Company used a portion of these proceeds to acquire and relocate to a new facility. The Company is currently in the process of renovating the acquired facility and is using a portion of the initial public offering proceeds to finance such renovation. During the nine months ended September 30, 1996, the Company used approximately $9.4 million for operating activities and for capital asset acquisitions. Of this amount, $4.7 million was used to increase inventory, $3.7 to renovate the facilities and purchase equipment, and $1.9 million to finance operating activities and working capital needs. Approximately $.9 million was provided by a net reduction in the level of receivables and $440,000 in proceeds from the exercise of stock options.

     Until funds are needed for the purposes described above, they have been invested primarily in short term U.S. government obligations and corporate debt securities. As of September 30, 1996, the Company had $11.4 million of these investments with a maturity of one year or less and $5.2 million with a maturity of more than one year. The Company believes that its currently available cash and cash equivalents combined with additional cash flow from operations will be adequate to finance ongoing operations for the foreseeable future.

     The Company's future liquidity and capital requirements will depend on numerous factors, including FDA regulatory actions and continued domestic and international sales of its entire product line.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is involved in litigation related to its license of certain technology (the "Karlin Technology") from Dr. Gary Michelson and an affiliated company, Karlin Technology, Inc. ("Karlin"), co-owners of the Karlin Technology. The litigation principally relates to the interpretation of Dr. Michelson's and Karlin's right to co-license the Karlin Technology to a third party. In December 1993, Dr. Michelson and Karlin filed a complaint against the Company and Smith & Nephew Group, an entity under common control with Smith & Nephew, in United States District Court for the Central District of California. In December 1994, the plaintiffs served the defendants with a second amended complaint (the "Complaint"). The Complaint alleged various causes of action, including tortious interference with prospective and contractual business relationships, unfair competition and breach of contract, and requested various types of relief, including money damages, injunctive relief and declaratory judgment. In addition, in the event the Company objected to the co-license of the Karlin Technology to a third party, the Complaint requested rescission of the license agreement. Sofamor Danek Inc. ("Danek"), a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company is not contesting the co-license of the Karlin Technology to Danek. Each of the claims of the Complaint was the subject of a dispositive motion resulting in an order by the Court granting its dismissal. On February 12, 1996, the Court entered Judgment finding that the Company is the prevailing party on all counts of the Complaint. The plaintiffs have appealed the judgment to the Ninth Circuit Court of Appeals. The parties have filed briefs and are awaiting an oral hearing before the appellate court.

     On June 19, 1995, the Company received a purported notice of termination of the license agreement based on alleged inadequacy in the reporting of the royalty payments due by the Company to Karlin under the license agreement. Karlin has claimed that the Company has therefore breached the license agreement. However, the Company contests that it has breached the agreement. Under the terms of the agreement, the license agreement may not be terminated until after a final, non-appealable determination of the existence of the breach by a court of competent jurisdiction. The Company, on September 15, 1995, commenced a non-binding arbitration against plaintiffs in Minneapolis before the American Arbitration Association asserting that plaintiffs' purported termination of the License agreement is meritless and ineffective and that its royalty reporting was not inadequate. Karlin and Michelson have taken the position in the arbitration that they do not intend to seek to enforce the purported termination; however, they have also contended that they may in the future terminate the agreement if the royalty reports are determined to have been inadequate. Although the Company believes that a valid termination of the agreement will not be a remedy available to Karlin and Michelson, a determination against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     On August 13, 1996, Karlin and Michelson filed an arbitration before the American Arbitration Association in Los Angeles. Karlin and Michelson seek in this arbitration (i) an award of royalties which they claim Spine-Tech has not paid, and (ii) a declaration that Michelson is the inventor of certain surgical methods used by or claimed to be invented by the Company, damages for failure to give Michelson inventive credit for these methods, and an order that the Company place corrective advertising to ameliorate the purported failure. The Company has objected to Los Angeles as the forum for this arbitration and requested the AAA to transfer the arbitration to Minnesota so that it can be consolidated with the prior pending arbitration filed by the Company.

     The Company and Karlin and Michelson are also in litigation in the United States District Court for the District of Minnesota concerning inventorship of U.S. Patent No. 5,489,307. Prior to the issuance of the patent to the Company, Michelson in the above-referenced California action asserted that he was the true inventor of the then pending patent application for the '307 patent. This claim was dismissed for lack of a justifiable controversy. In the Minnesota action brought by the Company, Michelson has filed a motion to dismiss for lack of personal jurisdiction which was denied. Karlin and Michelson have since filed a motion to dismiss, transfer or stay the action, asserting that the action should be heard only in the United States District Court for the Central District of California. Karlin and Michelson have stated that if the motion is denied, they will assert as-yet-unidentified counterclaims.

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

     On April 16, 1996, Surgical Dynamics filed a complaint in state court in Hawaii against the Company and Terry Corley, a former sales employee of Surgical Dynamics who had agreed to work for the Company. The complaint alleged, among other things, that the Company aided and abetted a breach of fiduciary duty by Corley and tortiously interfered with Corley's employment by Surgical Dynamics. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. In response to the Company's motion to be dismissed from the action for lack of personal jurisdiction, the parties stipulated to dismissal of the action in Hawaii and recommencement of the action in Minnesota. On July 11, 1996, the Company filed an action against Surgical Dynamics in the U.S. District Court for the District of Minnesota seeking declaratory relief that the Company did not aid or abet a breach of fiduciary duty by Corley or tortiously interfere with Corley's employment by Surgical Dynamics. On October 3, 1996, the Company, Surgical Dynamics, and Corley entered into a settlement agreement pursuant to which Surgical Dynamics released all claims against the Company and Corley relating to Corley, and the Company released all claims against Surgical Dynamics relating to Corley. The Company also agreed to dismiss its action against Surgical Dynamics with prejudice. No amount was paid by any party to the settlement.

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

    10.11 Loan Agreement between the Company and Riverside Bank dated April 20, 1995 (4)

    10.12 Collaboration Agreement between the Company and Ethicon Endo-Surgery dated June 27, 1994 (4)

    10.13  Spine-Tech, Inc. 1996 Employee Stock Purchase Plan (6)

    10.14  Spine-Tech, Inc. 1996 Omnibus Stock Plan (6)

    10.15  Intentionally omitted.

    10.16  Intentionally omitted.

    10.17 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson (4) (5)

    10.18 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain (4) (5)

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

    10.26 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen (6)

    10.27 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw (6)

    11     Statement of Computation of Per Share Loss

    27     Financial Data Schedule (filed electronically)

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1996.

________________________

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

                                SPINE-TECH, INC.
                                -------------------
                                (Registrant)



Date: November 8, 1996          By: David W. Stassen
                                   ---------------------
                                   David W. Stassen,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 8, 1996          By: Keith M. Eastman
                                    ---------------------
                                    Keith M. Eastman,
                                    Chief Financial Officer
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

10.14   Spine-Tech, Inc. 1996 Omnibus Stock Plan (6)

10.15   Intentionally Omitted

10.16   Intentionally Omitted

10.17   License Agreement dated as of May 10, 1992, among the Company, Karlin


        Technology, Inc. and Gary K. Michelson (4) (5)

10.18   License Agreement dated as of January 1, 1995 between the Company and
        Dr. Ted Obenchain (4) (5)

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

___________________________

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

SPINE-TECH, INC.
EXHIBIT 11--STATEMENT RE: COMPUTATION OF LOSS PER SHARE
(unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                             ---------------------------  -----------------------
                                                 1996           1995         1996         1995
                                             ------------    -----------  -----------  ----------
PRIMARY INCOME (LOSS) PER SHARE:
  Weighted average shares outstanding           9,874,087      9,373,619   9,802,178    4,710,635

  Net effect of dilutive stock options --
   based on the treasury stock method                  --      1,612,061          --           --

  SAB No. 83 shares -- for stock options
    granted at exercise prices less than the
    initial public offering price during the
    12 months preceding the initial public
    offering using the treasury stock method           --            --          --       235,828
                                              -----------    -----------  -----------  ----------
                                                9,874,087     10,985,680   9,802,178    4,946,463
                                              -----------    -----------  -----------  ----------
                                              -----------    -----------  -----------  ----------


  Net income (loss)                           $(1,448,718)   $   165,743  $(2,389,179) $  (27,095)
                                              -----------    -----------  -----------  ----------
                                              -----------    -----------  -----------  ----------


  Primary income (loss) per share             $     (0.15)   $      0.02  $     (0.24) $    (0.01)
                                              -----------    -----------  -----------  ----------
                                              -----------    -----------  -----------  ----------



FULLY DILUTED INCOME (LOSS) PER SHARE:
  Weighted average shares outstanding           9,874,087      9,373,619    9,802,178   7,346,275

  Net effect of dilutive stock options --
    based on the treasury stock method                 --      1,648,419           --          --

  SAB No. 83 shares -- for stock options
    granted at exercise prices less than the
    initial public offering price during the
    12 months preceding the initial public
    offering using the treasury stock method           --             --           --     235,828
                                              -----------    -----------  -----------  ----------

                                                9,874,087     11,022,038    9,802,178   7,582,103
                                              -----------    -----------  -----------  ----------
                                              -----------    -----------  -----------  ----------
  Net income (loss)                           $(1,448,718)   $   165,743  $(2,389,179) $  (27,095)
                                              -----------    -----------  -----------  ----------
                                              -----------    -----------  -----------  ----------

  Fully diluted income (loss) per share       $     (0.15)   $      0.02  $     (0.24) $    (0.00)
                                              -----------    -----------  -----------  ----------
                                              -----------    -----------  -----------  ----------
