Form 10-K
period 1996-12-31
SPINE TECH INC
filed 1997-03-31
CIK 889842

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1996
                                       or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period From _______________ to ________________.

                         Commission file number 0-26116

                                SPINE-TECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                    06-1258314
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                     identification no.)


         7375 Bush Lake Road
        Minneapolis, Minnesota                            55439
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


                                 (612) 832-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  /X/       No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     / /

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 1997 was $275,467,702, based on the closing sale price for the Company's Common Stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 18, 1997 the registrant had 10,068,812 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference in Part II. Portions of the registrant's Proxy Statement dated March 28, 1997 for the annual meeting of shareholders to be held May 8, 1997 are incorporated by reference in Part III.

                           FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business," "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Forward Looking Statements" in Item 7 and "Risk Factors" on pages 11-16 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated below by an asterisk.

ITEM 1.   BUSINESS

THE COMPANY

     Spine-Tech, Inc. (the "Company") was incorporated in Minnesota in 1988, and began full-time operations in 1991. The Company designs, manufacturers and markets an innovative series of spinal implants, instruments and procedures based on the Company's BAK-TM- technology for the treatment of degenerative conditions of the human spine. The Company's spinal implants are designed to facilitate fusion of spinal vertebrae in order to reduce spinal instability that can cause chronic, disabling back pain.

     The Company conducted a clinical trial of the BAK/L-TM-, for use in the lumbar region of the spine, starting in April 1992. Based upon data from the clinical trial, the Company submitted a Pre-Market Approval Application ("PMA") to the United States Food and Drug Administration (the "FDA"), which included data on 942 patients. On May 23, 1996, the Orthopaedic and Rehabilitation Devices Advisory Panel reviewed the Company's PMA and voted to recommend approval of the BAK/L. On September 23, 1996, the FDA approved the BAK/L for marketing in the United States.

     The BAK system consists of the BAK spinal implants and customized surgical instruments and techniques that facilitate the surgical placement of the implants between the vertebrae. The BAK implants are hollow, threaded cylinders made of a titanium alloy that are implanted in the disc space between two or more vertebrae. The implants are packed with bone graft to facilitate growth of the vertebrae bones through holes in the walls of the implants. Fusion is achieved when adjoining vertebrae grow together. In most procedures performed in the lumbar spine, two BAK devices are implanted, side by side. The BAK devices may be implanted between two adjoining vertebrae (one-level) or between three consecutive vertebrae (two-level). Implantation of the BAK device can be performed using an open surgical technique from an anterior (front) or posterior
(back) approach.

     As part of the multi-center clinical trial of the BAK/L, certain surgeons perfected the techniques and instruments necessary to implant the BAK/L using a minimally invasive laparoscopic technique through the abdomen. In December 1996, the Company assembled the data from this portion of the multi-center clinical trial and submitted it to the FDA in a Supplemental Pre-Market Approval Application. As of December 2, 1996, the cut-off date for data analyses, a total of 240 patients had been enrolled in the laparoscopic BAK study and had complete history and hospitalization data forms. The series is comprised of a total of 215 one-level and 25 two-level patients. The laparoscopic study was performed at 10 centers. The laparoscopic surgical approach for implantation of the BAK/L for the treatment of one-level degenerative disc disease showed comparable rates of operative and post-operative complications, as well as secondary surgery rates, as those documented in the FDA approved BAK/L open anterior one-level series.

OTHER PRODUCTS

     In addition to the BAK/L, the Company has developed the BAK/C-TM-, based upon the BAK technology to treat degenerative disc disease in the cervical
(neck) area of the spine. The BAK/C system is a series of implantable devices and customized instruments specifically designed and sized to facilitate fusion of vertebrae in the cervical spine. Either one or two BAK/C devices are implanted anteriorally in the disc space between two or three vertebrae. The implants provide stability for fusion to occur through and around the implants, similar to the BAK/L implants. In November 1994, the FDA granted approval for the BAK/C Investigational Device Exemption ("IDE") clinical study. The study is a randomized study comparing BAK/C implants to non-instrumental cervical fusion procedures. The Company is currently enrolling patients in the study and as of December 1, 1996, approximately 250 procedures had been performed. There can be no assurance that the Company will achieve results in this study sufficient to obtain required marketing clearance or physician acceptance in the United States or internationally, which could have a material adverse effect on the Company's future operating results.

     The Company also developed its BAK/T-TM- implants and instruments, specifically designed for use in the thoracic region of the spine. Fusion procedures to treat degenerative disc disease and other spinal conditions in the thoracic spine have rarely been attempted due to the difficulty of surgical access to the disc site through the chest cavity due to the highly invasive nature of the procedure. Instead of making a large incision in the front of the patient's chest, spreading the patient's ribs and moving the patient's organs, the surgeon makes four small punctures in the patient's side and inserts the instruments in between the patient's ribs using a small television camera called a thoracoscope for visualization on a monitor. The surgeon can visualize and access the patient's spine from the side (laterally) and implant the BAK/T implants through a trocar inserted through one of the punctures. The Company believes that the BAK/T may enable surgeons to treat degenerative disc disease in the thoracic spine with reduced trauma and recovery time as compared to current open surgical alternatives.* On September 27, 1995, the FDA granted conditional approval to begin Phase I of the BAK/T IDE clinical study. The Company is currently enrolling patients in the study and as of December 1, 1996, approximately 12 procedures had been performed. There can be no assurance that the Company will achieve results in this study sufficient to obtain required marketing clearance or physician acceptance in the United States or internationally, which could have a material adverse effect on the Company's future operating results.

     In addition to products based on the BAK technology, the Company has developed the following products:

     CERVI-LOK SPINAL STABILIZATION SYSTEM. The Company's Cervi-Lok-Registered Trademark- system is a line of implantable metal plates and screws for stabilizing vertebrae in the cervical spine. The Cervi-Lok system utilizes a unique screw-to-plate locking mechanism that locks the screw to the plate to provide stability and helps to prevent loosening of the screw. The system also includes surgical instruments that are used to implant the devices.

     MINIMALLY INVASIVE DISCECTOMY INSTRUMENTS. The Company markets a line of surgical instruments for use in minimally invasive endoscopic discectomy and fusion procedures.

     BONE HARVESTER. The Bone Harvester is a surgical instrument that provides a less invasive technique and more convenient method for gathering autologous bone. This autologous bone may be used to fill the inner chambers of the BAK implants for spinal fusion. In addition, the autologous bone may be used in other surgical techniques which require bone for creating fusion or filling boney defects. The Bone Harvester is sold as a disposable sterile kit for one-time use. The main components within the kit are a clear plastic T-handle and a cutting head. The cutting head is designed to morselize and gather bone into the T-handle.

MARKETING AND DISTRIBUTION

     The Company's sales and marketing strategy is to focus its efforts on orthopaedic and neurological spine surgeons through a combination of direct marketing, comprehensive training and on-going surgical support. The Company markets its products domestically through a network of 25 direct sales representatives, all with successful experience selling medical/surgical specialty devices, four regional sales managers and seven independent agent groups. The Company believes there are more than 4,000 orthopaedic and neurological spine surgeons in the United States, the majority of which are located in major metropolitan areas. Through September 23, 1996, the Company sold its principal products in the United States primarily in conjunction with its clinical trials. Beginning in June 1996 the Company began hiring the sales and marketing personnel necessary to begin to launch the BAK domestically.

     In September 1993, the Company entered into an exclusive agreement with Smith & Nephew Richards, Inc. ("Smith & Nephew"), a leading medical products company headquartered in the United Kingdom, for marketing and distribution of the BAK/L outside the United States for a period of up to eight years if certain quarterly minimum purchases were made. In February 1996, the Company terminated its exclusive agreement with Smith & Nephew because the required minimum purchases were not made. Through February 1997, Smith & Nephew retained limited non-exclusive rights to sell the BAK/L outside the United States. These non-exclusive rights have terminated.

     Since March 1996, the Company has been establishing a network of independent distributors on a country-by-country basis to market and distribute all of its products outside of the United States. Currently, the Company has distribution agreements with 19 different independent distributors who cover 28 different foreign markets. Most of these independent distributors have ordered and received product shipments and are selling products or working on mandatory registration requirements.

MANUFACTURING AND QUALITY CONTROL

     The Company's manufacturing and quality control operations consist primarily of testing and inspection of products manufactured to the Company's specifications by outside contractors. The Company inspects each lot of implants and instruments to ensure that it complies with the Company's specifications.

The quality of finished products is controlled in accordance with the Company's procedures, those of the FDA's Good Manufacturing Practices ("GMP") requirements, and the requirements of foreign regulatory agencies, including ISO 9001 certification. Products requiring sterilization are sent to a certified laboratory where they are sterilized before being shipped to customers. Currently, the Company is dependent on one contract sterilizer. In the event that this relationship is terminated, the Company will have to locate a new contract sterilizer, which could result in increased cost and turn around time for sterilization of the Company's products.

     During much of 1995 and the first half of 1996, the Company established the systems, procedures and documentation necessary to comply with ISO 9001 Quality System Certification. This effort resulted in the Company receiving ISO 9001 Certification and CE Mark Certification. CE Mark Certification signifies that the Company conforms with the European Community Medical Device Directive requirements for the design, manufacturing, servicing and installation of its products.

     The Company does not conduct manufacturing operations and is dependent upon several contract manufacturers for the production of its products and expects to continue to be dependent upon such manufacturers for the foreseeable future.
The Company is dependent upon these manufacturers for timely and cost-effective manufacturing services. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to manufacture its products on a timely and competitive basis, or at all.

PRODUCT DEVELOPMENT

     The Company's objective is to continue to develop innovative products for the spinal implant market. The Company's research and development department consists of six engineers with substantial design experience in the orthopaedic industry. In addition to the engineers, the department has two individuals with Ph.D. degrees in biomedical engineering and biophysics.

     The research and development department is continually engaged in assessing new spinal devices, materials and surgical techniques that are applicable to the Company's business strategies. The Company evaluates new technologies using sound biomechanical principles in the Company's own laboratory or at university-based research centers. The Company spent $1.2 million, $1.6 million and $1.8 million on research and development in fiscal years 1994, 1995 and 1996, respectively.

     The Company is investigating both genetic and biologic bone substitutes that may be used instead of harvested bone to fill the Company's BAK products. In addition, the Company is evaluating the efficacy of new implant structures, designs and procedures for use in spinal fusions, and advanced design and technique enhancements to the Company's BAK products.

     Furthermore, the research and development department is evaluating proprietary metallic and non-metallic implant designs to improve fusion success rates. The Company is also investigating the application of its minimally invasive technologies to discectomy procedures.

THIRD-PARTY REIMBURSEMENT

     Spinal implants are generally purchased by hospitals upon the recommendation of spinal surgeons on staff. These hospitals bill various third-party payors for the services provided to patients. Spinal fusion procedures are considered elective surgeries and therefore most require preapproval by the payor. In the United States, these payors include private insurance companies, managed care organizations, workers' compensation insurers and occasionally Medicare. Most private payors pay for the costs of the surgery and rehabilitation, and procedures that are deemed cost-effective will generally receive reimbursement by private payors.* Workers' compensation insurers are responsible for both surgical costs and patient disability costs, including lost wages. Since back pain claims represent the largest category of workers' compensation claims paid, workers' compensation insurers are motivated to reimburse for surgical procedures that reduce surgical costs and reduce or eliminate long-term disability costs. Cost-effective procedures with positive surgical outcomes enabling workers to return to work more rapidly are generally supported by workers' compensation insurers. However, no assurance can be given that the Company's products will be recommended for purchase by surgeons at prices comparable to those charged by the Company in the past, if at all, or that third-party payors will reimburse hospitals, in whole or in part, if such purchases are made.

     Reimbursement for BAK products may also be affected by the increasing prevalence of cost-containment measures of managed care systems. In a managed care system, a health care provider typically contracts with an employer or organization to provide comprehensive health care to covered persons for a fixed fee per person. A provider in a managed care system, generally a family practice physician, will attempt to control the costs of health care for each individual. While such cost control efforts may result in an emphasis on more cost-effective procedures and may result in fewer elective surgical procedures, the Company believes that it may benefit from this emphasis due to the cost-effective nature of its products as compared to other products in the spinal implant market.* However, there can be no assurance that these benefits will be realized by the Company.

     The Company must register its products in each foreign country where it intends to sell its products. In many countries the Company must also receive reimbursement approval from the foreign government authorities. The Company has received reimbursement approval in several foreign countries, and is seeking reimbursement approval in all countries where its products are sold. Lack of reimbursement approval may restrict the Company's ability to sell its products in certain foreign markets and there can be no assurance that it will receive reimbursement approval in other foreign markets.

LICENSE AGREEMENTS

     In May 1992, the Company entered into a license agreement with Dr. Gary Michelson ("Dr. Michelson") and an affiliated company, Karlin Technology, Inc. ("Karlin"), as the owners of certain patents and patent applications relating to threaded cylindrical spinal implants, the technology which is the basis of the Company's BAK implant (the "Karlin Technology"). Pursuant to the license agreement, the Company has a co-exclusive worldwide license during the life of the patents to make, use or sell products covered by the Karlin Technology. One other party may license and develop the Karlin Technology subject to the terms and conditions of the license agreement. Sofamor Danek Inc. ("Danek"), a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company also has rights to certain future instruments or methods developed by Dr. Michelson during the life of the agreement. The license agreement provides for a cross-license of certain patented technology of the Company and obligates the Company to pay Karlin a royalty based upon a percentage of the net sales price for sales of its products utilizing the Karlin Technology. Karlin is currently involved in litigation with Surgical Dynamics, Inc., a subsidiary of U.S. Surgical Corporation ("Surgical Dynamics"), regarding the patent which covers the Karlin Technology. Surgical Dynamics has filed a complaint for declaratory judgment of patent invalidity, unenforceability and non-infringement against Karlin and Danek regarding the Karlin Technology. Karlin and Danek have counterclaimed against Surgical Dynamics claiming patent infringement. The outcome of the litigation is uncertain. However, under its license agreement with Dr. Michelson, if the patent is declared invalid, the Company's royalty obligations will be reduced. Furthermore, if no subsequent patent is issued to Dr. Michelson related to technology that would be utilized in the Company's products within the four quarters after the patent is declared invalid, the Company's royalty obligations will expire. See "Item 3. Legal Proceedings" for a discussion of certain claims that have been made against the Company by Dr. Michelson and Karlin in connection with the license agreement and the Karlin Technology and for more information regarding the Surgical Dynamics litigation.

     In January 1995, the Company entered into a license agreement with Dr. Ted Obenchain, the owner of certain patents and patent applications relating to tools and methods used in minimally invasive discectomy surgery. Pursuant to the license agreement, the Company has an exclusive worldwide right during the life of the patents to make, use or sell instruments and methods developed by Dr. Obenchain. The license agreement obligates the Company to pay Dr. Obenchain a royalty based upon a percentage of the net sales of its products utilizing the licensed technology.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies heavily on proprietary technology, which it protects primarily through licensing arrangements, patents and trade secrets. In addition, the Company files patent applications to protect technology, inventions and improvements that are significant to the development of its business. The Company currently holds ten issued United States patents and has licensed three issued United States patents and one foreign patent and has pending seven United States and five foreign patent applications relating to spinal implants, instruments and surgical methods. Dr. Michelson claims to be the true inventor of the innovations claimed in one of these patents. On February 6, 1996, the Company filed a declaratory action asserting that Dr. Michelson has no rights in that patent. There can be no assurance that any pending or future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, rendered unenforceable, invalidated or circumvented or that the rights granted thereunder or under its licensing agreements will provide competitive advantages to the Company. The Surgical Dynamics litigation is challenging the validity and enforceability of the patent that covers key aspects of the design of the Company's BAK products. The outcome of the litigation is uncertain. There can be no assurance that the patent related to the Karlin Technology will be upheld or that the Company will continue to have such patent protection for its products. The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

GOVERNMENT REGULATION

     The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug, and Cosmetic Act and the amendments thereto contained in the Safe Medical Devices Act of 1990. The Company is subject to the Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance therewith.

     The Company's products are classified by the FDA as Class I, Class II and Class III devices. Certain Class I devices, such as instruments, are exempt from "510(k) clearance" requirements. Class II devices, such as laparoscopic instruments and certain implants, including the Cervi-Lok system, must secure a 510(k) clearance. The process of obtaining a 510(k) clearance typically can take a year or longer and may require the submission of laboratory or clinical data supporting assertions that the product is substantially equivalent to another medical device on the market.

     Class III devices require PMAs before they can be introduced to the market. The PMA approval process is more costly and burdensome than the 510(k) clearance process and generally takes a number of years. The PMA process generally requires more detailed preclinical and clinical studies pursuant to an IDE, as well as manufacturing data and other information. The PMA must report on the results of the clinical trial, the results of all relevant prototype tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacturing, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. After completion of the FDA's preliminary review, the FDA will determine whether the PMA is technically fileable. If the PMA is accepted for filing, the FDA begins a more in-depth review. The submission is typically sent to a scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that the PMA should either be approved, approved with certain conditions or denied. The FDA is not bound by the recommendations of the advisory panel. During the PMA review process, the FDA conducts an inspection of the manufacturer's facilities to ensure that they are in compliance with the applicable GMP requirements. If the FDA evaluation of both the PMA and the manufacturing facilities is favorable, the FDA will issue an "approvable" letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a final PMA approval letter, authorizing commercial distribution of the device. An approved PMA indicates that the FDA has determined that a device has been demonstrated, through the submission of clinical data and manufacturing and other information, to be safe and effective for its intended uses. The FDA may determine in its discretion to grant marketing clearance for certain improvements in, and changes to indications of, a PMA approved product based on additional data, possibly including clinical data, submitted to the FDA in the form of a supplement to the original PMA ("PMA supplement").

     The BAK/L is designated as a Class III device by the FDA. On September 23, 1996 the Company announced that the FDA had approved the Company's BAK/L for marketing in the United States. The Company is required to obtain further approval from the FDA, however, to label the BAK/L for laparoscopic implantation. The Company has submitted a PMA supplement seeking this approval. There can be no assurance that marketing clearances from the FDA will be obtained for the laparoscopic procedure on a timely basis or at all.

     The Company has initiated clinical trials for the BAK/C implants under an IDE approved by the FDA in November 1994, and received conditional approval for its IDE application for the BAK/T device in April 1995. Patient enrollment for a feasibility study of the BAK/T commenced in May 1995. The IDE study for each of these products is expected to take several years. These devices are classified as Class III devices requiring PMA approval. The Company plans to perform these clinical trials and submit the results in PMAs if the results merit such submissions.* There can be no assurances that the clinical results from these trials will be completed or result in a PMA, or that the marketing clearance will ever be received. The Company may apply to the FDA for approval of the BAK/C and BAK/T devices on a PMA supplement to the approved BAK/L PMA.* The availability of the use of a PMA supplement for a product is subject to the discretion of the FDA.

     The Company markets certain other of its products pursuant to 510(k) clearances received from the FDA.

     Government regulations may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures, and furnish a competitive advantage to the more substantially
capitalized companies with which the Company competes.   After approval, the FDA
has required post-marketing approval surveillance programs to monitor the effects of an approved medical device. FDA approval may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. In addition, the extent of potentially adverse government regulations that might arise from future administrative action or legislation cannot be predicted. There can be no assurances that marketing clearances or approvals will be obtained on a timely basis, or at all. Delays in receiving, or failure to receive, such clearances could have a material adverse effect on the Company.

     Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to GMP requirements which prescribe recordkeeping, validation and quality assurance procedures and provide for the unscheduled inspection of facilities. The Company believes that its design, manufacturing and quality control procedures comply with the FDA's GMP regulations. In addition, marketed products are subject to continuing FDA scrutiny for compliance with the FDA's requirements relating to promotional activities. Failure to comply with these requirements may result in FDA enforcement actions, including warning letters, seizure, injunction or civil penalties.

     The Company is also subject to regulation in each of the foreign countries where it sells its products in the areas of product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require the Company's products to be qualified before they can be marketed in those countries. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements. To date, the Company has not experienced significant difficulty in complying with these regulations.

     The Company has implemented policies and procedures that allowed the Company to receive ISO 9001 certification. ISO 9001 standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive a CE mark, an international symbol of quality and compliance with applicable European medical device directives, by mid-1998. ISO 9001 certification is one of the CE mark certification requirements. The Company has received CE mark certification. There can be no assurance that the Company will be successful in maintaining certification requirements, which would prohibit the Company from selling its products in Europe.

     Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

COMPETITION

     Competition in the market for spinal implants is intense. To date, the market has been dominated by manufacturers of pedicle screw implants, including Danek and Acromed, Inc. The Company will also likely be directly competing with other manufacturers of less invasive implantable devices, including Danek and Surgical Dynamics. In addition, several other companies active in other areas of the orthopaedic market could enter the market at any time. Many of the Company's competitors have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals and experience in manufacturing and marketing medical devices significantly greater than those of the Company. In addition, competitors may employ litigation to gain a competitive advantage. There can be no assurance that the Company's competitors will not develop or obtain regulatory approval for spinal implants that may be more effective in treating degenerative disc disease and other spinal conditions than the Company's current or future products, and that the Company's technologies and products would not be rendered obsolete by such developments.

     Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. The Company believes that competition in the spinal implant market is based, among other things, on the ability to safely and effectively treat degenerative disc disease and other spinal conditions, the availability of devices that can be implanted using less invasive surgical procedures, product reliability, physician familiarity with the procedure, patent position, price, sales and marketing capability, third-party reimbursement policies and reputation.

     Both Danek and Surgical Dynamics are pursuing development of less invasive implantable technology similar to the BAK device for spinal fusion. Danek has the Karlin Technology and has indicated that it received approval in March 1995 to initiate IDE clinical trials for its implantable lumbar fusion device. Surgical Dynamics has completed an IDE clinical trial with its implantable lumbar fusion device and has received FDA approval for this product. In addition, Danek and Surgical Dynamics are both marketing their devices internationally and compete with the Company in several markets. Danek and Surgical Dynamics are involved in patent litigation related to the Karlin Technology. If the patent that covers the Karlin Technology is declared invalid or if the license agreement with the Company is terminated, the Company may be subject to increased competition since it will not be able to prevent competitors from selling similar devices.

PRODUCT LIABILITY

     Medical device companies are subject to inherent risk of product liability. Spinal implants, specifically pedicle screw systems, have been targeted in many product liability lawsuits in recent years. Since the Company's principal products are designed to be permanently implanted in the human body, manufacturing errors or design defects could result in an unsafe condition, injury or death to the patient. Although the Company maintains liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate in the event that claims are brought. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Although the Company has never been subject to a product liability claim, one or more successful claims brought against the Company would have a material adverse effect upon its business, financial condition and results of operations.

EMPLOYEES

     The Company had 96 employees at December 31, 1996. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality provisions. The Company believes it maintains good relations with its employees.

RISK FACTORS


     Certain statements made in this Annual Report on Form 10-K, including those indicated by an asterisk, are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

     COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The orthopaedic device and instrument market is highly competitive and is characterized by innovation and technological change. The Company currently competes with a number of companies that have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing medical devices that are significantly greater than those of the Company. In addition, there are several companies developing new technologies, such as bone growth factors and bone growth stimulation devices, which may have application in spinal fusions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's products obsolete or noncompetitive. In addition, certain of the Company's competitors may achieve patent protection, regulatory approval or product commercialization that would limit the Company's ability to compete. Both Danek and Surgical Dynamics are pursuing development of less invasive implantable technology similar to the BAK/L device for spinal fusion. Danek, the co-licensee of the Karlin Technology, has indicated that it is in IDE clinical trials for its implantable lumbar fusion device. Surgical Dynamics has indicated that it has received PMA approval from the FDA for its implantable lumbar fusion device. In addition, Danek and Surgical Dynamics are both marketing their devices internationally and compete with the Company in several global markets. Danek and Surgical Dynamics are involved in patent litigation related to the Karlin Technology. If the patent that covers the Karlin Technology is declared invalid, or if the Karlin license is terminated, the Company may be subject to increased competition since it will not be able to prevent competitors from selling similar devices. The Company's inability to compete successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company relies heavily on proprietary technology, which it protects primarily through licensing arrangements, patents, trade secrets and proprietary know-how. The Company holds patents and has pending patent applications that cover certain aspects of its technology. The Company is a co-licensee of certain patented technology that covers key aspects of the design of the Company's BAK products. The Company is currently in litigation with the owners of this patent regarding contractual rights under the license agreement and other matters. Also, the owners of this patent and the other co-licensee, Danek, are involved in litigation with Surgical Dynamics, a competitor of the Company, which is challenging the validity and enforceability of the patent. There can be no assurance that the patent related to such technology will be upheld or that the Company will continue to have such patent protection for its products. See "Litigation; Potential for Adverse Outcomes" below. The Company also has an exclusive license under two method patents for conducting spinal surgery through minimally invasive laparoscopic procedures. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, rendered unenforceable, invalidated or circumvented or that the rights granted thereunder or under its licensing agreements will provide a competitive advantage to the Company. There can also be no assurance that the Company's trade secrets or non-disclosure agreements will provide meaningful protection of the Company's proprietary information. Furthermore, there can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology will not infringe upon patents or other rights owned by others. The Company's inability to maintain its proprietary rights, including the patent protection of the Karlin Technology, would have a material adverse effect on its business, financial condition and results of operations.

     LITIGATION; POTENTIAL FOR ADVERSE OUTCOMES. The medical device market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. The Company is currently in litigation with Dr. Michelson and an affiliated company, Karlin, the co-owners of the patent licensed by the Company which covers key aspects of the design of the Company's BAK products. The suits against the Company allege various causes of action concerning, among other things, Dr. Michelson's and Karlin's right to co-license the technology covered by the patent to a third party and termination of the Company's license agreement. The suits further allege that Dr. Michelson is the true inventor of certain innovations claimed by the Company in a patent. Although the Company believes that these claims are without merit and intends to contest these claims vigorously, the Company expects to incur substantial legal expenses in connection with the litigation. A finding against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Surgical Dynamics has filed a complaint for declaratory judgment of patent invalidity, unenforceability and non-infringement against Karlin and Danek regarding the Karlin Technology. Karlin and Danek have counterclaimed against Surgical Dynamics claiming patent infringement. The outcome of the litigation is uncertain. There can be no assurance that the patent related to the Karlin Technology will be upheld or that the Company will continue to have such patent protection for its products. The Company is not aware of any other patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. However, no assurance can be given that the Company or its products will not become the subject of such a claim in the future. Any current or future litigation involving the Company or its products could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. Litigation may also be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding, including rescission or termination of its license agreement with Karlin or failure to obtain the necessary licenses, could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     GOVERNMENT REGULATION. In the United States, the FDA regulates the sale of medical devices as well as manufacturing procedures, labeling and recordkeeping with respect to such products. The process of obtaining marketing clearances and approvals from the FDA for new products can be time consuming and expensive, and there is no assurance that such clearances or approvals will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize its products. The FDA requires that a new device and related instruments secure either a 510(k) clearance or an approved PMA, depending upon their classification, prior to marketing in the United States. The process of obtaining a 510(k) clearance, which is available for products demonstrated to be substantially equivalent to products which are already commercially available, typically takes several months and may require the submission of supporting laboratory or clinical data. The PMA process generally takes years and may require the submission of significant supporting data and clinical information and can be very expensive. The Company obtained PMA approval from the FDA for its BAK/L product in September 1996. The Company's BAK/C and BAK/T products must obtain PMA approval before they can be sold in the United States. No assurance can be given that the Company will ever receive FDA marketing approval for these products. Even if regulatory approvals to market a product are obtained from the FDA, such approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     The FDA, various state agencies and foreign regulatory agencies inspect the Company from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recall orders or product seizures, and, in extreme cases, criminal sanctions.

     International regulatory bodies often establish varying regulations governing products standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company was required to be certified as ISO 9001 compliant and to receive CE mark certification. Failure to maintain CE mark certification would have a material adverse effect on the Company's business, financial condition and results of operations. The Company relies on its independent distributors to comply with the majority of the foreign regulatory requirements. The inability or failure of the independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell the Company's products and thereby materially adversely affect the Company's business, financial condition and results of operations.

     LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company's ability to sell its products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available to patients under domestic and foreign governmental health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain surgical procedures. Certain of the Company's products are still investigational and certain payors will not provide reimbursement since these devices have not received FDA clearance. There can be no assurance that adequate third-party reimbursement will be achieved even if FDA clearance for these products is obtained. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as spinal fusions. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. In addition, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices. The Company's BAK implants are currently priced at a premium to pedicle screw implants in the United States. Any reproductions in coverage or price limitations by third-party payors could have a material adverse effect on the Company's business, financial condition and results of operations.

     LACK OF MARKET ACCEPTANCE. The Company received FDA approval for its principal product, the BAK/L (for lumbar spinal fusions), in September 1996.
The Company's other spinal fusion products, the BAK/C (for cervical spinal fusions) and the BAK/T (for thoracic spinal fusions) are in various stages of clinical testing in the United States. Prior to FDA approval, the Company had very limited sales and marketing opportunities in the United States. Although various products of the Company have received marketing approval outside the United States, those products have been marketed internationally only for a limited period of time. The Company's principal products and related instrumentation are based upon innovative surgical concepts and procedures relating to interbody spinal fusion and minimally invasive surgery. A majority of the Company's BAK devices have been surgically implanted from the front rather than from the back, which is the conventional method of implanting pedicle screws. The Company believes that market acceptance of the Company's products will depend, in part, on the Company's ability to convince the medical community of the safety, efficacy and cost effectiveness of the Company's products as compared to existing fusion implants and surgical techniques.
Market acceptance will further depend on the Company's ability to train surgeons in the use of its products. There can be no assurance that spine surgeons will readily adopt new device concepts and surgical techniques. Furthermore, even though the number of spinal fusion procedures has been increasing each year, there can be no assurance that this growth will continue. The Company's inability to gain market acceptance for its products and surgical techniques would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEVELOPMENT OF DOMESTIC SALES FORCE. The Company has sold its principal products in the United States only on a limited basis and is in the process of developing a domestic sales and marketing staff. The Company plans to market and sell such products in the United States through a combination of direct sales and marketing staff and independent sales and support representatives that have been specially trained by the Company. There can be no assurance that the Company will be able to develop such a network or that these persons will be able to successfully sell the Company's products.

     RELIANCE ON INTERNATIONAL DISTRIBUTORS. Prior to February 1996, the Company had an exclusive international distribution agreement with Smith & Nephew for the BAK/L implant. In February 1996, the Company determined to terminate its agreement with Smith & Nephew and to establish alternative international distribution channels of independent distributors. There can be no assurance that the Company will be able to establish such alternative international distribution channels on terms acceptable to the Company, or at all.

     TRAINING OF MEDICAL PERSONNEL. Market acceptance of the Company's products will depend on the Company's ability to train spine surgeons and other medical personnel in the use of the Company's products. The Company requires that all surgeons receive training in Company-sponsored sessions prior to using the Company's products in the United States. In addition, in the United States each surgeon receives support during surgery from medical personnel who have received the Company's training. The Company's inability to train a sufficient number of spine surgeons and other medical personnel on a timely basis, whether because of inadequate facilities, surgeon reluctance or otherwise, could have a material adverse effect on the Company's business, financial condition and results of operations.

     PRODUCT LIABILITY. The medical device industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Since the Company's principal products are designed to be permanently implanted in the human body, manufacturing errors or design defects could result in an unsafe condition, injury or death to the patient, and could result in a recall of the Company's products and substantial monetary damages. There can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently maintains liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, would have a material adverse effect upon the Company's business financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON CONTRACT MANUFACTURERS. The Company does not conduct manufacturing operations and is dependent upon several contract manufacturers for the production of its products and expects to continue to be dependent upon such manufacturers for the foreseeable future. The Company is dependent upon these manufacturers for timely and cost-effective manufacturing services. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to manufacture products on a timely and competitive basis, or at all.

     POSSIBLE VOLATILITY OF SHARE PRICE. Market prices for securities of medical technology companies are highly volatile and the trading price of the Company's Common Stock could be subject to significant fluctuations in response to quarterly variations in operating results, announcements of technological innovations by the Company or its competitors, government regulation and other events or factors, including the various risk actors discussed above. In addition, market prices of securities of medical technology companies have from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

     ABSENCE OF DIVIDENDS. The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

     ANTI-TAKEOVER CONSIDERATIONS. The Board of Directors of the Company has the authority, without any action by the stockholders, to fix the rights and preferences of any shares of the Company's Preferred Stock to be issued from time to time. In addition, as a Minnesota corporation, the Company is subject to certain anti-takeover provisions of the Minnesota Business Corporation Act (the "MBCA"). The Company has also adopted a Shareholder Rights Agreement. The authority of the Board with regard to the Preferred Stock, the provisions of the MBCA and the Shareholder Rights Agreement could have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the then prevailing market price of the Common Stock, and may adversely effect the market price of, and the voting and other rights of the holders of, Common Stock.

ITEM 2.   PROPERTIES

     The Company's headquarters and research facilities are located in a 42,000 square foot office building in Edina, Minnesota, which the Company acquired in November 1995 and has occupied since December of that year. Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and will meet the Company's currently anticipated needs.*

ITEM 3.   LEGAL PROCEEDINGS

     The medical device market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

     The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products, except as set forth below. However, no assurance can be given that the Company or its products will not become the subject of such a claim in the future. Any future litigation could result in substantial expense to the Company and significant diversion of effort by its technical and management personnel. Litigation may also be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by it or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require it to seek licenses from, and pay substantial royalties to, third parties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on its business, financial condition and results of operations.

     The Company is involved in litigation related to its license of the Karlin Technology from Dr. Michelson and Karlin, co-owners of the Karlin Technology. The litigation principally relates to the interpretation of Dr. Michelson's and Karlin's right to co-license the Karlin Technology to a third party and to the inventorship of one of the Company's patents. In December 1993, Dr. Michelson and Karlin filed a complaint against the Company and Smith & Nephew Group, an entity under common control with Smith &

Nephew, in United States District Court, Central District of California. In December 1994, the plaintiffs served the defendants with a second amended complaint (the "Complaint"). The Company filed an answer to the Complaint in January 1995 denying the material allegations and setting forth affirmative defenses. The Complaint alleged various causes of action, including tortious interference with prospective and contractual business relationships, unfair competition and breach of contract, and requested various types of relief, including money damages, injunctive relief and declaratory judgment. In addition, in the event the Company objected to the co-license of the Karlin Technology to a third party, the Complaint requested rescission of the license agreement. Danek, a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company is not contesting the co-license of the Karlin Technology to Danek. Each of the claims relating to the Karlin Technology has been the subject of a dispositive motion resulting in an order by the court granting its dismissal in the Company's favor. On February 12, 1996, the court entered judgment finding that the Company was the prevailing party on all counts of the Complaint. Dr. Michelson and Karlin have appealed the judgment to the Ninth Circuit Court of Appeals. The parties have filed briefs and are awaiting an oral hearing before the appellate court.

     On June 19, 1995, the Company received a purported notice of termination of the Karlin license agreement based on alleged inadequacy in the reporting of the royalty payments due by the Company to Karlin under the license agreement. Karlin has claimed that the Company has therefore breached the license agreement. The Company denies, however, that it has breached the agreement. Under the terms of the agreement, the license agreement may not be terminated until after a final, non-appealable determination of the existence of the breach by a court of competent jurisdiction. The license agreement also provides for non-binding arbitration and the right of a breaching party to cure a breach by adopting the recommendation of the arbitrator. On September 15, 1995, the Company commenced a non-binding arbitration against Dr. Michelson and Karlin in Minneapolis before the American Arbitration Association asserting that the purported termination of the license agreement is meritless and ineffective.
Dr. Michelson and Karlin have taken the position in the arbitration that they do not intend to seek to enforce the purported termination. They also contend, however, that they may in the future terminate the license agreement if the royalty reports are determined to have been inadequate. Although the Company believes that a valid termination of the agreement will not be a remedy available to Karlin and Dr. Michelson, a determination against the Company could have a material adverse effect on its business, financial condition and results of operations.*

     On August 13, 1996, Karlin and Dr. Michelson filed an arbitration before the American Arbitration Association in Los Angeles. Karlin and Dr. Michelson seek in this arbitration (i) an award of royalties which they claim the Company has not paid, and (ii) a declaration that Dr. Michelson is the inventor of certain surgical methods used by or claimed to be invented by the Company, damages for failure to give Dr. Michelson inventive credit for these methods, and an order that the Company place corrective advertising to ameliorate the purported failure. After the Company objected to Los Angeles as the forum for this arbitration, the AAA transferred the arbitration to Minnesota so that it could be coordinated with the prior pending arbitration filed by the Company. Both arbitrations are currently pending before the AAA in Minnesota. No discovery has yet taken place and no hearing dates have been set.

     The Company and Karlin and Dr. Michelson are also in litigation in the United States District Court for the District of Minnesota concerning inventorship of U.S. Patent No. 5,489,307. Prior to the issuance of the patent to the Company, Dr. Michelson in the above-referenced California action asserted that he was the true inventor of the then pending patent application for the patent. This claim was dismissed for lack of a justiciable controversy. In the Minnesota action brought by the Company, Dr. Michelson has filed a motion to dismiss for lack of personal jurisdiction, which was denied. Karlin and Dr. Michelson have since filed a pending motion to dismiss, transfer or stay the action, asserting that the action should be heard only in the United States District Court for the Central District of California. On December 16, 1996, Karlin and Dr. Michelson filed an action against the Company in the United States District Court for the Central District of California. The complaint seeks (i) declaratory relief that Dr. Michelson is the true inventor and owner of the patent, or in the alternative, that the patent is invalid; (ii) unspecified damages and an injunction based upon the Company's acquisition and exploitation of the patent;
(iii) unspecified damages and termination of the Karlin license agreement based upon numerous allegedly false representations made by the Company in connection with the entry into the License Agreement; (iv) unspecified damages for alleged disparagement of title in connection with the bilateral pre-distraction method and associated instruments specified in the patent; (v) unspecified damages for breach of fiduciary duty in connection with alleged failures by the Company to pay royalties due and the Company's conduct related to the patent;
(vi) unspecified damages for misappropriation of trade secrets in connection with the application for and exploitation of the patent; and (vii) unspecified damages for statutory unfair competition in connection with the same alleged conduct. The complaint also seeks unspecified punitive damages. The parties have stipulated to extend the time for the Company to respond to this complaint while Karlin's and Dr. Michelson's motion to dismiss is pending in Minnesota. Although the Company believes that neither a termination of the agreement nor substantial damages will be remedies available to Karlin and Dr. Michelson in this action, a determination against the Company could have a material adverse effect on its business, financial condition and results of operation.*

     Surgical Dynamics, Inc., a competitor of the Company, has filed a complaint for declaratory judgment in the United States District Court for the Central District of California of patent invalidity, unenforceability and non-infringement against Karlin and Danek regarding U.S. Patent No. 5,015,247, which is part of the Karlin Technology. Karlin and Danek have counterclaimed against Surgical Dynamics claiming patent infringement. The outcome of the litigation is uncertain. There can be no assurances that the patent related to the Karlin Technology will be upheld or that the Company will continue to have such patent protection for its products.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM X.   EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and directors of the Company are as follows:

               NAME               AGE             POSITION
          --------------------    ---   ----------------------------------------

          David W. Stassen        45    Chief Executive Officer, President and
                                        Director

          Keith M. Eastman        47    Chief Financial Officer and Secretary

          Ted K. Schwarzrock      47    Vice President, Sales and Marketing

          Douglas W. Kohrs        39    Vice President, Research and Product
                                        Development

          Richard C. Jansen       48    Vice President, Regulatory and Clinical
                                        Affairs

          David L. Shaw           51    Vice President, Manufacturing
                                        Operations


     DAVID W. STASSEN has served as President and Chief Executive Officer of the Company since June 1992 and as a director of the Company since June 1991. From 1990 to June 1992, Mr. Stassen served as Executive Vice President of St. Paul Venture Capital, Inc., a venture capital company. He is currently a director of Avecor Cardiovascular, Inc. and RSI Systems, Inc.

     KEITH M. EASTMAN has served as Chief Financial Officer of the Company since September 1992. Mr. Eastman was an independent consultant from January 1991 to September 1992 and served as Chief Financial Officer of CIMA Labs, Inc., a pharmaceutical manufacturer, from December 1991 to August 1992.

     TED K. SCHWARZROCK has served as Vice President, Sales and Marketing since November 1993. From June 1991 to October 1993, he served as Vice President of Ergodyne, Inc., a developer of ergonomic products for the workplace. He is currently a director of HPS Medical, Inc. and MedAmicus Inc.

     DOUGLAS W. KOHRS has served as Vice President, Research and Product Development since January 1993 and previously served as Director of Product Development and Marketing for the Company from August 1991 to January 1993.

     RICHARD C. JANSEN, PHARM.D., has served as Vice President, Regulatory and Clinical Affairs since August 1993 and previously served as Director of Regulatory Affairs and Operations of the Company from August 1991 to August 1993.

     DAVID L. SHAW has served as Vice President, Manufacturing Operations since June 1994 and previously served as Director of Manufacturing of the Company from June 1992 to June 1994. From December 1991 to June 1992, Mr. Shaw worked as a manufacturing consultant for the Company.

     Executive officers are elected annually by the Board of Directors and serve a one-year period or until their successors are elected.

     None of the above executive officers is related to each other or to any director of the Company.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, page 24.

ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, page 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, pages 8-11.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated herein by reference is the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, pages 12-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," pages 3, 4 and 17, in the Company's Proxy Statement dated March 28, 1997. See also Part I hereof under the heading "Item X. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference is the information appearing under the headings "Election of Directors," "Report of the Compensation Committee," "Executive Compensation" and "Performance Graph," pages 10 and 16, in the Company's Proxy Statement dated March 28, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management," page 2, in the Company's Proxy Statement dated March 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Transactions," page 17, in the Company's Proxy Statement dated March 28, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          Report of Independent Auditors

          Statements of Operations for the years ended December 31, 1996, 1995 and 1994

          Balance Sheets as of December 31, 1996 and 1995

          Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Notes to Financial Statements

          (Incorporated by reference to pages 12-23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.)

     2.   Financial Statement Schedules:

          Schedule II--Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits:

        3.1    Amended and Restated Articles of Incorporation of the Company.
               (1) (2) (3)

        3.2 Restated By-Laws of the Company and Amendment to Restated By-Laws of the Company. (4)

        4.1    Specimen of Common Stock certificate. (5)

        4.2 Form of Rights Agreement dated as of August 21, 1996 between the Company and Norwest Bank Minnesota, N.A. (3)

        #10.1  1994 Spine-Tech, Inc. Stock Option Plan. (6)

        #10.2  Spine-Tech, Inc. 1993 Non-Employee Director Stock Option Plan.
               (7)

        #10.3  Spine-Tech, Inc. 1991 Stock Option Plan. (8)

        10.4 Loan Agreement between the Company and Riverside Bank dated April 20, 1995. (9)

        #10.5  Spine-Tech, Inc. 1996 Employee Stock Purchase Plan. (10)

        #10.6  Spine-Tech, Inc. 1996 Omnibus Stock Plan. (11)

        10.7 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson. (12) (13)

        10.8 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain. (13) (14)

        #10.9 Employment Agreement between the Company and David W. Stassen dated June 15, 1992. (15)

        #10.10 Employment Letter from the Company to David W. Stassen dated
               June 2, 1992. (16)

        #10.11 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993. (17)

        #10.12 Management Agreement dated as of February 1, 1996 between the
               Company and David W. Stassen. (18)

        #10.13 Management Agreement dated as of February 1, 1996 between the
               Company and Keith M. Eastman. (19)

        #10.14 Management Agreement dated as of February 1, 1996 between the
               Company and Ted K. Schwarzrock. (20)

        #10.15 Management Agreement dated as of February 1, 1996 between the
               Company and Douglas W. Kohrs. (21)

        #10.16 Management Agreement dated as of February 1, 1996 between the
               Company and Richard C. Jansen. (22)

        #10.17 Management Agreement dated as of February 1, 1996 between the
               Company and David L. Shaw. (23)

        10.18 Collaberation Agreement between the Company and Ethicon Endo Surgery dated June 27, 1994 (24)

        11     Statement of Computation of Net Income (Loss).

        13     Annual report to Shareholders for the fiscal year ended
               December 31, 1996 (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission).

        23     Consent of Ernst & Young LLP.

        27     Financial Data Schedule (EDGAR version only).

------------------------------

# Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

(1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 21, 1996.

(4) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(5) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(6) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(7) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(8) Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(9) Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(10) Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(11) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(12) Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(13) Exhibit contains portions for which confidential treatment has been granted to the Company.

(14) Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(15) Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(16) Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(17) Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(18) Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(19) Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(20) Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(21) Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


(23) Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(24) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(b)  Reports on Form 8-K

       No reports were filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.


                                   SPINE-TECH, INC.


                                   By  /s/ David W. Stassen
                                     -------------------------------------------
                                       David W. Stassen
                                       Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.


                                     /s/ David W. Stassen
                                   ---------------------------------------------
                                   David W. Stassen, Chief Executive Officer and President (Principal Executive Officer) and Director

                                     /s/ Keith M. Eastman
                                   ---------------------------------------------
                                   Keith M. Eastman, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

                                     /s/ Kenneth W. Anstey
                                   ---------------------------------------------
                                   Kenneth W. Anstey, Director

                                     /s/ Robert J. DePasqua
                                   ---------------------------------------------
                                   Robert J. DePasqua, Director

                                     /s/ Stephen D. Kuslich
                                   ---------------------------------------------
                                   Stephen D. Kuslich, Director

                                     /s/ James F. Lyons
                                   ---------------------------------------------
                                   James F. Lyons, Director

                                  EXHIBIT INDEX

Exhibit                            Description                                   Page
-------                            -----------                                   ----
  3.1     Amended and Restated Articles of Incorporation of the
          Company. (1) (2) (3) . . . . . . . . . . . . . . . . . . . .Incorporated by Reference

  3.2     Restated By-Laws of the Company and Amendment to Restated
          By-Laws of the Company. (4). . . . . . . . . . . . . . . . .Incorporated by Reference

  4.1     Specimen of Common Stock certificate. (5). . . . . . . . . .Incorporated by Reference

  4.2     Form of Rights Agreement dated as of August 21, 1996
          between the Company and Norwest Bank Minnesota, N.A. (3) . .Incorporated by Reference

  #10.1   1994 Spine-Tech, Inc. Stock Option Plan. (6) . . . . . . . .Incorporated by Reference

  #10.2   Spine-Tech, Inc. 1993 Non-Employee Director Stock
          Option Plan. (7) . . . . . . . . . . . . . . . . . . . . . .Incorporated by Reference

  #10.3   Spine-Tech, Inc. 1991 Stock Option Plan. (8) . . . . . . . .Incorporated by Reference

  10.4    Loan Agreement between the Company and Riverside Bank
          dated April 20, 1995. (9). . . . . . . . . . . . . . . . . .Incorporated by Reference

  #10.5   Spine-Tech, Inc. 1996 Employee Stock Purchase Plan. (10) . .Incorporated by Reference

  #10.6   Spine-Tech, Inc. 1996 Omnibus Stock Plan. (11) . . . . . . .Incorporated by Reference

  10.7    License Agreement dated as of May 10, 1992, among the
          Company, Karlin Technology, Inc. and Gary K. Michelson.
          (12) (13). . . . . . . . . . . . . . . . . . . . . . . . . .Incorporated by Reference

  10.8    License Agreement dated as of January 1, 1995 between
          the Company and Dr. Ted Obenchain. (13) (14) . . . . . . . .Incorporated by Reference

  #10.9   Employment Agreement between the Company and
          David W. Stassen dated June 15, 1992. (15) . . . . . . . . .Incorporated by Reference

  #10.10  Employment Letter from the Company to David W. Stassen dated June 2, 1992. (16) . . . . . . . . . . . . . . . . . .Incorporated by Reference

  #10.11  Employment Agreement between the Company and
          Ted K. Schwarzrock dated November 1, 1993. (17). . . . . . .Incorporated by Reference

  #10.12  Management Agreement dated as of February 1, 1996
          between the Company and David W. Stassen. (18) . . . . . . .Incorporated by Reference

  #10.13  Management Agreement dated as of February 1, 1996
          between the Company and Keith M. Eastman. (19) . . . . . . .Incorporated by Reference

  #10.14  Management Agreement dated as of February 1, 1996
          between the Company and Ted K. Schwarzrock. (20) . . . . . .Incorporated by Reference

  #10.15  Management Agreement dated as of February 1, 1996
          between the Company and Douglas W. Kohrs. (21) . . . . . . .Incorporated by Reference

  #10.16  Management Agreement dated as of February 1, 1996
          between the Company and Richard C. Jansen. (22). . . . . . .Incorporated by Reference

  #10.17  Management Agreement dated as of February 1, 1996
          between the Company and David L. Shaw. (23). . . . . . . . .Incorporated by Reference

  10.18   Collaberation Agreement between the Company and
          Ethicon Endo Surgery dated June 27, 1994 (24). . . . . . . .Incorporated by Reference

  11      Statement of Computation of Net Income (Loss). . . . . . . .Filed Electronically

  13      Annual report to Shareholders for the fiscal year
          ended December 31, 1996 (only those portions
          specifically incorporated by reference herein shall
          be deemed filed with the Securities and Exchange
          Commission). . . . . . . . . . . . . . . . . . . . . . . . .Incorporated by Reference

  23      Consent of Ernst & Young LLP . . . . . . . . . . . . . . . .Filed Electronically

  27      Financial Data Schedule (EDGAR version only).. . . . . . . .Filed Electronically

------------------------------

# Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

(1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 21, 1996.

(4) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(5) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(6) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(7) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(8) Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(9) Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(10) Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(11) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(12) Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(13) Exhibit contains portions for which confidential treatment has been granted to the Company.

(14) Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(15) Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(16) Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(17) Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).

(18) Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(19) Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(20) Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(21) Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(23) Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                SPINE-TECH, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        Balance at           Additions
                                       Beginning of       Charged to Cost          Less         Balance at End
Description                                Year            and Expenses         Deductions          of Year
--------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:

Allowance for doubtful accounts         $   61,000          $        -          $        -          $   61,000
Reserve for obsolete inventory             100,000              49,000              81,000              68,000
                                        ----------------------------------------------------------------------

                                        $  161,000          $   49,000          $   81,000          $  129,000
                                        ----------------------------------------------------------------------
                                        ----------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:

Allowance for doubtful accounts         $        -          $   61,000          $        -          $   61,000
Reserve for obsolete inventory              60,000              40,000                   -             100,000
                                        ----------------------------------------------------------------------

                                        $   60,000          $  101,000          $        -          $  161,000
                                        ----------------------------------------------------------------------
                                        ----------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:

Allowance for doubtful accounts         $        -          $        -          $        -          $        -
Reserve for obsolete inventory              15,000              45,000                   -              60,000
                                        ----------------------------------------------------------------------

                                        $   15,000          $   45,000          $        -          $   60,000
                                        ----------------------------------------------------------------------
                                        ----------------------------------------------------------------------