Form 10-Q
period 1997-03-31
SPINE TECH INC
filed 1997-05-13
CIK 889842

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended   MARCH 31, 1997
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From ________________ to _________________.

Commission file number  0-26116


                                   SPINE-TECH, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           MINNESOTA                                         06-1258314
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     7375 BUSH LAKE ROAD
   MINNEAPOLIS, MINNESOTA                                    55439-2029
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  (612) 832-5600
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)




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

As of MAY 5, 1997, there were issued and outstanding 10,091,711 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         SPINE-TECH, INC.
         CONDENSED BALANCE SHEETS


                                                                     March 31,    December 31,
                                                                        1997         1996
                                                                    -----------   -----------
                                                                    (unaudited)     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 2,755,277   $ 1,724,043
  Short-term investments - Note C                                    13,553,600     9,674,222
  Accounts receivable                                                 5,699,670     3,150,981
  Inventories - Note B                                                6,330,201     6,982,802
  Deferred tax asset                                                  1,360,800     2,155,300
  Interest receivable                                                   145,931       221,178
  Prepaid expenses                                                      105,375       146,362
                                                                    -----------   -----------
     Total current assets                                            29,950,854    24,054,888

Land and building                                                     5,126,830     5,049,315
Furniture and fixtures                                                  718,436       704,857
Equipment                                                             1,199,679     1,087,919
Accumulated depreciation                                               (533,924)     (373,299)
                                                                    -----------   -----------
                                                                      6,511,021     6,468,792

Investments - Note C                                                         --     3,535,474
                                                                    -----------   -----------
     Total assets                                                   $36,461,875   $34,059,154
                                                                    -----------   -----------
                                                                    -----------   -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   479,179   $   567,490
  Accrued clinical payments                                              67,272        41,850
  Accrued royalties                                                     611,877       365,272
  Other accrued expenses                                              1,292,007       437,691
                                                                    -----------   -----------
     Total current liabilities                                        2,450,335     1,412,303

Commitments and contingencies                                                --            --

Shareholders' equity:
  Common Stock, par value $.01 per share: authorized
    shares - 15,000,000.  Issued and outstanding shares:
    December 31, 1996 - 9,939,055; March 31, 1997 - 10,069,012          100,690        99,391
  Additional paid-in capital                                         35,282,703    35,108,809
  Accumulated deficit                                                (1,371,853)   (2,561,349)
                                                                    -----------   -----------
     Total shareholders' equity                                      34,011,540    32,646,851
                                                                    -----------   -----------
     Total liabilities and shareholders' equity                     $36,461,875   $34,059,154
                                                                    -----------   -----------
                                                                    -----------   -----------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------    ----------
Net sales                                             $ 9,403,879    $1,445,422
Cost of goods sold                                      2,190,968       562,942
                                                      -----------    ----------
  Gross profit                                          7,212,911       882,480

Operating expenses:
  Sales and marketing                                   3,301,422       547,749
  General and administrative                            1,485,533       671,137
  Research and development                                632,344       415,766
                                                      -----------    ----------
  Total operating expenses                              5,419,299     1,634,652
                                                      -----------    ----------
Operating income (loss)                                 1,793,612      (752,172)

Interest income, net                                      190,385       397,168
                                                      -----------    ----------
Income (loss) before taxes                              1,983,997      (355,004)
Income tax expense                                        794,500            --
                                                      -----------    ----------
Net income (loss)                                     $ 1,189,497    $ (355,004)
                                                      -----------    ----------
                                                      -----------    ----------
Net income (loss) per share:
     Primary                                          $      0.11    $    (0.04)
     Fully diluted                                    $      0.10    $    (0.04)

Weighted average shares outstanding:
     Primary                                           11,328,054     9,706,697
     Fully diluted                                     11,392,170     9,706,697


See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    --------------------------
                                                                        1997           1996
                                                                    -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                   $ 1,189,497    $  (355,004)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                         160,624         71,011
  Common Stock and stock options issued
    for consulting services                                              12,262             --
  Changes in operating assets and liabilities:
    Accounts receivable                                              (2,548,689)       984,846
    Inventories                                                         652,601     (1,201,373)
    Deferred tax asset                                                  794,500             --
    Interest receivable                                                  75,247        (88,293)
    Prepaid expenses                                                     40,987         47,042
    Accounts payable and accrued expenses                             1,038,032        128,278
                                                                    -----------    -----------
Cash provided by (used in) in operating activities                    1,415,061       (413,493)

INVESTING ACTIVITIES
Purchase of property and equipment                                     (202,854)      (139,641)
Purchases of investments                                               (343,904)      (495,658)
                                                                    -----------    -----------
Cash used in investing activities                                      (546,758)      (635,299)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                       --             --
Proceeds from stock options exercised                                   162,931        263,202
                                                                    -----------    -----------
Cash provided by financing activities                                   162,931        263,202


Increase (decrease) in cash and cash equivalents                      1,031,234       (785,590)
Cash and cash equivalents at beginning of period                      1,724,043      1,171,034
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $ 2,755,277    $   385,444
                                                                    -----------    -----------
                                                                    -----------    -----------

See notes to condensed financial statements.

                                SPINE-TECH, INC.

               Notes to Condensed Financial Statements (Unaudited)
                                 March 31, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:

                                    March 31,     December 31,
                                         1997             1996
                                   ----------     ------------
Raw material                       $   90,081       $   38,653
Work in process                     1,565,979        1,285,133
Finished products                   4,674,141        5,657,986
                                   ----------     ------------
                                   $6,330,201       $6,981,772
                                   ----------     ------------
                                   ----------     ------------

Note C - Investments

The amortized cost and estimated market value of investments are as follows:

                                                 Gross       Gross     Estimated
                                  Amortized Unrealized  Unrealized        Market
                                       Cost      Gains      Losses         Value
                                ----------- ----------  ----------   -----------
As of December 31, 1996:
 U.S. government obligations   $ 3,525,974     $ 7,691    $     --   $ 3,533,665
 Corporate debt securities       6,022,928          --      66,288     5,956,640
 Commercial paper                3,660,794      15,059          --     3,765,853
                                ----------- ----------  ----------   -----------
                               $13,209,696     $22,750    $ 66,288   $13,166,158
                                ----------- ----------  ----------   -----------
                                ----------- ----------  ----------   -----------
As of March 31, 1997:
 U.S. government obligations   $ 2,526,555     $ 9,621    $     --   $ 2,536,176
 Corporate debt securities       4,006,808          --      66,647     3,940,161
 Commercial paper                7,020,238      40,308          --     7,060,546
                                ----------- ----------  ----------   -----------
                               $13,553,600     $49,930    $ 66,647   $13,536,883
                                ----------- ----------  ----------   -----------
                                ----------- ----------  ----------   -----------

The amortized cost and estimated fair market value of investments by contractual maturity are shown below:

                                 March 31, 1997            December 31, 1996
                            ----------------------------------------------------
                                            Estimated                  Estimated
                              Amortized        Market    Amortized        Market
                                   Cost         Value         Cost         Value
                            -----------   -----------  -----------   -----------
Due in one year or less     $13,553,600   $13,536,883  $ 9,674,222   $ 9,645,727
Due after one year                   --            --    3,535,474     3,520,431
                            ----------------------------------------------------
                            $13,553,600   $13,536,883  $13,209,696   $13,166,158
                            ----------------------------------------------------
                            ----------------------------------------------------

Note D - Net Income (Loss) Per Share

The net income (loss) per share is computed using the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and 1996 of $.01 and $.00 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

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

      A clinical trial of the Company's BAK-TM- Interbody Fusion System device began in April 1992 under an Investigational Device Exemption ("IDE") in the United States. Based upon data from the clinical trial, the Company submitted a Pre-Market Approval Application ("PMA") to the United States Food and Drug Administration (the "FDA"). On May 23, 1996, the Orthopaedic and Rehabilitation Devices Advisory Panel reviewed and recommended approval of the Company's (PMA) application for clearance to market the BAK Interbody
Fusion System.   On September 20, 1996, the Company received FDA approval to market the BAK Interbody Fusion System in the United States, and the Company commenced domestic commercial shipments of the BAK.

    The Company has developed and is developing additional products which address degenerative disc disease and other spinal conditions. In addition to the BAK Interbody Fusion System, the Company has developed the BAK/C-TM-which is used in the cervical spine. Like the BAK, the BAK/C is subject to extensive clinical trials under a separate IDE from the FDA. The BAK/C
clinical trial commenced during the first quarter of fiscal 1995.   The BAK/C
has been introduced into certain international markets. As international approvals are received, the BAK/C will be introduced into additional international markets.

    In May 1995, the Company introduced Cervi-Lok-Registered Trademark-, an anterior cervical implantable plate and screw system for use in the cervical spine, pursuant to a 510(k) clearance received from the FDA. While the product has been rolled-out on a nationwide basis, sales efforts have been minimal on this product since BAK commercial launch. International roll-out of Cervi-Lok began in the fourth quarter of fiscal 1995.

    In September 1993, the Company entered into an exclusive agreement with Smith & Nephew-Richards, Inc. ("Smith & Nephew") for the distribution of the BAK Interbody Fusion System outside of the United States as long as quarterly minimum purchases were made by Smith & Nephew from the Company. During the first quarter of 1996, Smith & Nephew informed the Company that they would not make their required minimum purchases under the contract. Based upon provisions in the agreement, the Company terminated Smith & Nephew's exclusive distribution rights. Under terms of the agreement, Smith & Nephew retains non-exclusive rights to distribute the BAK outside of the United States for a period of one year from notification of termination of exclusive rights. Smith & Nephew accounted for 66% of net sales for the first quarter ended March 31, 1995 With the termination of the exclusive distribution agreement, Smith & Nephew accounted for 16% of net sales for the first quarter ended March 31, 1996 and no sales for the first quarter ended March 31, 1997. The Company is in the process of appointing independent international distributors on a country by country basis to distribute the BAK product line. There can be no assurance that the Company will be successful in identifying and appointing independent international distributors who will be able to successfully sell the BAK product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

    Net sales increased to $9.4 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996. Net sales for the period were primarily affected by the previously discussed FDA approval to market the BAK in the United States. For the three months ended March 31, 1997, BAK revenues accounted for 92% of net sales, as compared to 51% of net sales for the three months ended March 31, 1996. Total international revenues for the three months ended March 31, 1997 were $553,000, up slightly from $541,000 for the three months ended March 31, 1996. However, for the first quarter of 1996, sales to Smith & Nephew were $231,000, or 43% of international sales, whereas during the first quarter of 1997, all sales were to independent distributors.

    Gross profit increased to $7.2 million for the three months ended March 31, 1997 from $882,000 for the three months ended March 31, 1996. This increase was primarily due to the substantial increase in net sales for the first quarter of 1997 over the first quarter of 1996. As a percentage of net sales, gross profit was 76.7% for the three months ended March 31, 1997, as compared to 61% in the comparable period in 1996. This improvement is the direct result of the increased sales of the BAK implants as a percentage of total sales.

    Total operating expenses increased to $5.4 million for the three months ended March 31, 1997, from $1.6 million for the three months ended March 31, 1996. Sales and marketing expenses increased to $3.3 million for the three months ended March 31, 1997 from $548,000 for the three months ended March 31, 1996, decreasing as a percentage of net sales to 35.1%, compared to 37.9% for the comparable period in 1996. Most of the increase was related to the establishment of a direct sales force in the United States, the cost of conducting surgeon BAK training programs and increased marketing efforts. General and administrative expenses increased to $1.5 million for the three months ended March 31, 1997 from $671,000 for the three months ended March 31, 1996, decreasing as percentage of net sales to 15.8%, compared to 46.4% for the comparable period in 1996. Expense increases relate primarily to additional personnel needed to support increased sales activities. Research and development expenses increased to $632,000 for the three months ended March 31, 1997, from $416,000 for the three months ended March 31, 1996, decreasing as a percentage of net sales to 6.7%, compared to 29% for the comparable period in 1996. Interest income totaled $190,000 for the three months ended March 31, 1997, compared to $397,000 for the quarter ended March 31, 1996. The decrease is due to the reduced amount of funds available for short term investments during the three months ended March 31, 1997 resulting from the use of cash to fund working capital needs and capital purchases during the past twelve month period.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1997, cash and cash equivalents increased by $1.0 million. Of this amount, $1.4 million was generated by operating activities, $162,000 provided by the exercise of stock options, while $202,000 was used to purchase property and equipment, and $344,000 was used to purchase short-term investments.

    Until funds are needed for operating purposes, they have been invested primarily in short term U.S. government obligations and corporate debt securities. As of March 31, 1997, the Company had $13.5 million of these investments, all with a maturity of one year or less. The Company believes that its currently available cash and cash equivalents combined with additional cash flow from operations will be adequate to finance ongoing operations for the foreseeable future.

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

    The Company is involved in litigation related to its license of the Karlin Technology from Dr. Michelson and Karlin, co-owners of the Karlin Technology. The litigation principally relates to the interpretation of Dr. Michelson's and Karlin's right to co-license the Karlin Technology to a third party and the inventorship of one of the Company's patents. In December 1993, Dr. Michelson and Karlin filed a complaint against the Company and Smith & Nephew Group, an entity under common control with Smith & Nephew, in United States District Court, Central District of California. In December 1994, the plaintiffs served the defendants with a second amended complaint (the "Complaint"). The Company filed an answer to the Complaint in January 1995 denying the material allegations and setting forth affirmative defenses.
 The Complaint alleged various causes of action, including tortious interference with prospective and contractual business relationships, unfair competition and breach of contract, and requested various types of relief, including money damages, injunctive relief and declaratory judgment. In addition, in the event the Company objected to the co-license of the Karlin Technology to a third party, the Complaint requested rescission of the license agreement. Danek, a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company is not contesting the co-license of the Karlin Technology to Danek. Each of the claims relating to the Karlin Technology has been the subject of a dispositive motion resulting in an order by the court granting its dismissal in the Company's favor. On February 12, 1996, the court entered Judgment finding that the Company is the prevailing party on all counts of the Complaint. Dr. Michelson and Karlin have appealed the judgment to the Ninth Circuit Court of Appeals. An oral hearing before the appellate court is scheduled for June 4, 1997.

    On June 19, 1995, the Company received a purported notice of termination of the Karlin license agreement based on alleged inadequacy in the reporting of the royalty payments due by the Company to Karlin under the license agreement. Karlin has claimed that the Company has therefore breached the license agreement. The Company denies, however, that it has breached the agreement. Under the terms of the agreement, the license agreement may not be terminated until after a final, non-appealable determination of the existence of the breach by a court of competent jurisdiction. The license agreement also provides for non-binding arbitration and the right of a breaching party to cure a preach by adopting the recommendation of the arbitrator. On September 15, 1995, the Company commenced a non-binding arbitration against Dr. Michelson and Karlin in Minneapolis before the American Arbitration Association asserting that purported termination of the license agreement is meritless and ineffective. Dr. Michelson and Karlin have taken the position in the arbitration that they do not intend to seek to enforce the purported termination. They also contend, however, that they may in the future terminate the license agreement if the royalty reports are determined to have been inadequate. Although the Company believes that a valid termination of the agreement will not be a remedy available to Karlin and Michelson, a determination against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company and Karlin and Dr. Michelson are also in litigation in the United States District Court for the District of Minnesota concerning inventorship of U.S. Patent No. 5,489,307. Prior to the issuance of the patent to the Company, Dr. Michelson in the above-referenced California action asserted that he was the true inventor of the then pending patent application for the patent. This claim was dismissed for lack of a justifiable controversy. In the Minnesota action brought by the Company, Dr. Michelson filed a motion to dismiss for lack of personal jurisdiction which was denied. Karlin and Michelson then filed a motion to dismiss, transfer or stay the action, asserting that the action should be heard only in the United States District Court for the Central District of California. In April 1997, the Minnesota court denied the motions to dismiss or transfer, but granted the motion to stay pending the decision of the Ninth Circuit Court of Appeals. On December 16, 1996, Karlin and Dr. Michelson filed an action against the Company in the United States District Court for the Central District of California. The complaint seeks (i) declaratory relief that Dr. Michelson is the true inventor and owner of the patent, or in the alternative, that the patent in invalid; (ii) unspecified damages and an injunction based upon the Company's acquisition and exploitation of the patent; (iii) unspecified damages and termination of the Karlin license agreement based upon numerous allegedly false representations made by the Company in connection with the entry into the License Agreement; (iv) unspecified damages for alleged disparagement of title in connection with the bilateral predistraction method and associated instruments specified in the patent; (v) unspecified damages for breach of fudiciary duty in connection with alleged failures by the Company to pay royalties due and the Company's conduct related to the patent; (vi) unspecified damages for misappropriation of trade secrets in connection with the application for and exploitation of the patent; and (vii) unspecified damages for statutory unfair competition in connection with the same alleged conduct. The complaint also seeks unspecified punitive damages. The Company has not yet responded to this complaint. Although the Company believes that neither a termination of the agreement nor substantial damages will be remedies available to Karlin and Dr. Michelson in this action, a determination against the Company could have a material adverse effect on its business, financial condition and results of operation.

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

Item 6.       Exhibits and Reports on Form 8-K

    (a)  Exhibits:

   3.1   Amended and Restated Articles of Incorporation of the Company.(1)(2)(3)

   3.2 Restated By-Laws of the Company and Amendment to Restated By-Laws of the Company.(4)

   4.1   Specimen of Common Stock certificate.(5)

   4.2 Form of Rights Agreement dated as of August 21, 1996 between the Company and Norwest Bank Minnesota, N.A.(3)

   10.1  1994 Spine-Tech, Inc. Stock Option Plan.*(6)

   10.2  Spine-Tech, Inc. 1993 Non-Employee Director Stock Option Plan.*(7)

   10.3  Spine-Tech, Inc. 1991 Stock Option Plan.*(8)

   10.4 Loan Agreement between the Company and Riverside Bank dated April 20, 1995.(9)

   10.5  Spine-Tech, Inc. 1996 Employee Stock Purchase Plan.*(10)

   10.6  Spine-Tech, Inc. 1996 Omnibus Stock Plan.*(11)

   10.7 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson.(12)(13)

   10.8 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain.(13)(14)

   10.9 Employment Agreement between the Company and David W. Stassen dated June 15, 1992.*(15)

   10.10 Employment Letter from the Company to David W. Stassen dated June 2, 1992.* (16)

   10.11 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993.*(17)

   10.12 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen.(18)

   10.13 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman.*(19)

   10.14 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock.*(20)

   10.15 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs.*(21)

   10.16 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen.*(22)

   10.17 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw.*(23)

   10.18 Collaboration agreement between the Company and Ethicon Endo Surgery dated June 27, 1994.(24)

   11    Statement of Computation of Net Income (Loss).

   27    Financial Data Schedule (filed electronically).

-------------------------

* Management contract of compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
       (File No. 0-26116).

(3) Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 21, 1996.

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

(21) Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(23) Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(24) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-91928).


(b) Reports on Form 8-K

       No reports were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPINE-TECH, INC.
                                  (Registrant)



Date: May 8, 1997               By:    David W. Stassen
                                    ----------------------------------------
                                       David W. Stassen,
                                       President and Chief Executive Officer


Date: May 8, 1997               By:     Keith M. Eastman
                                    ----------------------------------------
                                        Keith M. Eastman,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                EXHIBIT INDEX

Exhibit           Description
-------           -----------
3.1      Amended and Restated Articles of Incorporation of the Company.
         (1)(2)(3)

3.2 Restated By-Laws of the Company and Amendment to Restated By-Laws of the Company.(4)

4.1      Specimen of Common Stock certificate.(5)

4.2 Form of Rights Agreement dated as of August 21, 1996 between the Company and Norwest Bank Minnesota, N.A.(3)

10.1     1994 Spine-Tech, Inc. Stock Option Plan.*(6)

10.2     Spine-Tech, Inc. 1993 Non-Employee Director Stock Option
         Plan.* (7)

10.3     Spine-Tech, Inc. 1991 Stock Option Plan.*(8)

10.4 Loan Agreement between the Company and Riverside Bank dated April 20, 1995.(9)

10.5     Spine-Tech, Inc. 1996 Employee Stock Purchase Plan.*(10)

10.6     Spine-Tech, Inc. 1996 Omnibus Stock Plan.*(11)

10.7 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson.(12)(13)

10.8 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain.(13)(14)

10.9 Employment Agreement between the Company and David W. Stassen dated June 15, 1992.*(15)

10.10 Employment Letter from the Company to David W. Stassen dated June 2, 1992.*(16)

10.11 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993.*(17)

10.12 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen.(18)

10.13 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman.*(19)

10.14 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock.*(20)

10.15 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs.*(21)

10.16 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen.*(22)

10.17 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw.*(23)

10.18 Collaboration agreement between the Company and Ethicon Endo Surgery dated June 27, 1994.(24)

11       Statement of Computation of Net Income (Loss).     Filed Electronically

27       Financial Data Schedule.                           Filed Electronically

         -----------------------------------

* Management contract of compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 0-26116).

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
         (File No. 0-26116).

(3) Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 21, 1996.

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