Form 10-Q
period 1997-06-30
SPINE TECH INC
filed 1997-08-12
CIK 889842

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


(Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the  Quarterly Period Ended   JUNE 30, 1997
                                                                --------------
                                       or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition Period From _______________ to _________________.


Commission file number  0-26116
                       ----------


                                SPINE-TECH, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                  06-1258314
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

    7375 BUSH LAKE ROAD
  MINNEAPOLIS, MINNESOTA                                55439-2029
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (612) 832-5600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X         No
                                          --------          ---------

As of AUGUST 8, 1997, there were issued and outstanding 10,156,216 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SPINE-TECH, INC.
CONDENSED BALANCE SHEETS

                                                                     June 30,        December 31,
                                                                       1997              1996
                                                                    ------------     ------------
ASSETS                                                              (Unaudited)         (Note)
Current assets:
   Cash and cash equivalents                                        $  1,970,537     $  1,724,043
   Short-term investments - Note C                                    18,196,505        9,674,222
   Accounts receivable                                                 7,246,696        3,150,981
   Inventories - Note B                                                5,627,447        6,982,802
   Deferred tax asset                                                          -        2,155,300
   Interest receivable                                                   179,549          221,178
   Prepaid expenses                                                      439,129          146,362
                                                                    ------------     ------------
         Total current assets                                         33,659,863       24,054,888

Land and building                                                      5,236,847        5,049,315
Furniture and fixtures                                                   724,111          704,857
Equipment                                                              1,447,489        1,087,919
Accumulated depreciation                                                (710,680)        (373,299)
                                                                    ------------     ------------
                                                                       6,697,767        6,468,792

Investments - Note C                                                   1,200,000        3,535,474
                                                                    ------------     ------------
         Total assets                                               $ 41,557,630     $ 34,059,154
                                                                    ------------     ------------
                                                                    ------------     ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  1,178,588     $    567,490
   Accrued clinical payments                                             100,709           41,850
   Accrued royalties                                                     957,834          365,272
   Other accrued expenses                                              2,258,920          437,691
                                                                    ------------     ------------
         Total current liabilities                                     4,496,051        1,412,303

Commitments and contingencies                                                 --               --

Shareholders' equity:
   Common Stock, par value $.01 per share: authorized
      shares - 15,000,000.  Issued and outstanding shares:
      December 31, 1996 - 9,939,055; June 30, 1997 - 10,103,636          101,036           99,391
   Additional paid-in capital                                         35,382,578       35,108,809
   Retained earnings (accumulated deficit)                             1,577,965       (2,561,349)
                                                                    ------------     ------------
         Total shareholders' equity                                   37,061,579       32,646,851
                                                                    ------------     ------------
         Total liabilities and shareholders' equity                 $ 41,557,630     $ 34,059,154
                                                                    ------------     ------------
                                                                    ------------     ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                           Three Months Ended           Six Months Ended
                                               June 30,                      June 30,
                                     ----------------------------  --------------------------
                                          1997            1996          1997          1996
                                     -------------   ------------  -------------  -----------
Net sales                            $  14,239,062   $  1,502,047  $  23,642,941  $ 2,947,469
Cost of goods sold                       3,209,668        566,189      5,400,636    1,129,131
                                     -------------   ------------  -------------  -----------
     Gross profit                       11,029,394        935,858     18,242,305    1,818,338

Operating expenses:
     Sales and marketing                 4,163,055        788,844      7,464,477    1,336,593
     General and administrative          1,328,756        654,317      2,814,289    1,325,454
     Research and development              833,761        459,857      1,466,105      875,623
                                     -------------   ------------  -------------  -----------
     Total operating expenses            6,325,572      1,903,018     11,744,871    3,537,670

                                     -------------   ------------  -------------  -----------
Operating income (loss)                  4,703,822       (967,160)     6,497,434   (1,719,332)

Interest income, net                       214,496        381,703        404,881      778,871
                                     -------------   ------------  -------------  -----------
Income (loss) before taxes               4,918,318       (585,457)     6,902,315     (940,461)
Income tax expense                       1,968,500             --      2,763,000           --
                                     -------------   ------------  -------------  -----------
Net income (loss)                     $  2,949,818    $  (585,457)  $  4,139,315  $  (940,461)
                                     -------------   ------------  -------------  -----------
                                     -------------   ------------  -------------  -----------

Net income (loss) per share           $       0.25    $     (0.06)  $       0.35  $     (0.10)

Weighted average shares outstanding:
     Primary                            11,740,783      9,824,959     11,646,506    9,765,828
     Fully diluted                      11,694,606      9,824,959     11,654,608    9,765,828


See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                               ---------------------------
                                                                    1997           1996
                                                               ------------    -----------
OPERATING ACTIVITIES
Net income (loss)                                              $  4,139,315    $  (940,461)
Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                  337,380        159,286
     Common Stock and stock options issued
          for consulting services                                    12,262         12,262
     Changes in operating assets and liabilities:
          Accounts receivable                                    (4,095,715)     1,097,209
          Inventories                                             1,355,355     (3,223,536)
          Deferred tax asset                                      2,155,300            --
          Interest receivable                                        41,629       (103,732)
          Prepaid expenses                                         (292,767)      (287,679)
          Accounts payable and accrued expenses                   3,083,748       (285,607)
                                                               ------------    -----------
Cash provided by (used in) in operating activities                6,736,507     (3,572,258)

INVESTING ACTIVITIES
Purchase of property and equipment                                 (566,356)      (480,833)
(Purchase) maturities of investments                             (6,186,809)     2,940,429
                                                               ------------    -----------
Cash (used in) provided by investing activities                  (6,753,165)     2,459,596

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                   --             --
Proceeds from stock options exercised                               263,152        435,837
                                                               ------------    -----------
Cash provided by financing activities                               263,152        435,837
                                                               ------------    -----------


Increase (decrease) in cash and cash equivalents                    246,494       (676,825)
Cash and cash equivalents at beginning of period                  1,724,043      1,171,034
                                                               ------------    -----------
Cash and cash equivalents at end of period                     $  1,970,537    $   494,209
                                                               ------------    -----------
                                                               ------------    -----------



See notes to condensed financial statements.

                                SPINE-TECH, INC.

               Notes to Condensed Financial Statements (Unaudited)
                                  June 30, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:

                                         June 30,         December 31,
                                           1997               1996
                                       -----------       -------------

Raw material                           $    82,019              38,653
Work in process                          1,117,325           1,285,134
Finished products                        4,428,103           5,659,015
                                       -----------        ------------
                                       $ 5,627,447        $  6,982,802
                                       -----------        ------------
                                       -----------        ------------

Note C - Investments

The amortized cost and estimated market value of investments are as follows:

                                                            Gross          Gross           Estimated
                                         Amortized     Unrealized     Unrealized              Market
                                              Cost          Gains         Losses               Value
                                      ------------     ----------     ----------        ------------
As of December 31, 1996:
   U.S. government obligations        $  3,525,974      $   7,691      $      --        $  3,533,665
   Corporate debt securities             6,022,928             --         66,288           5,956,640
   Commercial paper                      3,660,794         15,059             --           3,765,853
                                      ------------     ----------     ----------        ------------
                                      $ 13,209,696      $  22,750      $  66,288        $ 13,166,158
                                      ------------     ----------     ----------        ------------
                                      ------------     ----------     ----------        ------------


As of June 30, 1997:
   U.S. government obligations        $  3,467,621      $  10,954      $      --        $  3,478,575
   Corporate debt securities             3,168,908             --         43,280           3,125,088
   Commercial paper                     12,759,976         67,004             --          12,826,981
                                      ------------     ----------     ----------        ------------
                                      $ 19,396,505      $  77,959      $  43,280        $ 19,430,644
                                      ------------     ----------     ----------        ------------
                                      ------------     ----------     ----------        ------------

The amortized cost and estimated fair market value of investments by contractual maturity are shown below:


                                               June 30, 1997                 December 31, 1996
                                     ----------------------------    ----------------------------
                                                        Estimated                       Estimated
                                        Amortized          Market       Amortized          Market
                                             Cost           Value            Cost           Value
                                     ------------    ------------    ------------    ------------
Due in one year or less              $ 18,196,505    $ 18,230,644    $  9,674,222    $  9,645,727
Due after one year                      1,200,000       1,200,000       3,535,474       3,520,431
                                     ------------    ------------    ------------    ------------
                                     $ 19,396,505    $ 19,430,644    $ 13,209,696    $ 13,166,158
                                     ------------    ------------    ------------    ------------
                                     ------------    ------------    ------------    ------------


Note D - Net Income (Loss) Per Share

The net income (loss) per share is computed using the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 and 1996 of $.04 and $.00 per share, respectively, and $.06 and $.00 per share for the six months ended June 30, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

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

       A clinical trial of the Company's BAK-TM- Interbody Fusion System device began in April 1992 under an Investigational Device Exemption ("IDE") in the United States. Based upon data from the clinical trial, the Company submitted a Pre-Market Approval Application ("PMA") to the United States Food and Drug Administration (the "FDA"). On May 23, 1996, the Orthopaedic and Rehabilitation Devices Advisory Panel reviewed and recommended approval of the Company's PMA application for clearance to market the BAK Interbody Fusion System. On September 20, 1996, the Company received FDA approval to market the BAK Interbody Fusion System in the United States, and the Company commenced domestic commercial shipments of the BAK.

     In the domestic market, the Company sells BAK implants primarily through direct sales representatives. Currently, the Company has 37 direct sales representatives, eight clinical specialists and five regional sales managers, all of whom live in the geographic areas they service. In addition to these direct sales representatives, the Company uses independent sales agents in certain geographic areas (for example, Montana, Utah and Nevada are serviced by independent agents). All domestic sales whether accomplished by direct sales representatives or independent agents are made directly to hospitals.

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

     In September 1993, the Company entered into an exclusive agreement with Smith & Nephew-Richards, Inc. ("Smith & Nephew") for the distribution of the BAK Interbody Fusion System outside of the United States as long as quarterly minimum purchases were made by Smith & Nephew from the Company. During the first quarter of 1996, Smith & Nephew informed the Company that they would not make their required minimum purchases under the contract. Based upon provisions in the agreement, the Company terminated Smith & Nephew's exclusive distribution rights. Under terms of the agreement, Smith & Nephew retained non-exclusive rights to distribute the BAK outside of the United States for a period of one year from notification of termination of exclusive rights. The Company has been appointing independent international distributors on a country by country basis to distribute the BAK product line. There can be no assurance that the Company will be successful in identifying and appointing independent international distributors who will be able to successfully sell the BAK product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Net sales increased to $14.2 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. Net sales for the period were primarily affected by the previously discussed FDA approval to market the BAK in the United States. For the three months ended June 30, 1997, domestic BAK revenues accounted for 92% of net sales, as compared to 58% of net sales for the three months ended June 30, 1996. Total domestic revenues increased to $13.4 million for the three months ended June 30, 1997 from $1.1 million for the three months ended June 30, 1996. Total international revenues increased to $826,000 for the three months ended June 30, 1997 from $409,000 for the three months ended June 30, 1996. International sales for the period were primarily affected by increased BAK sales to an expanded distributor network.

     Gross profit increased to $11.0 million for the three months ended June 30, 1997 from $936,000 for the three months ended June 30, 1996. This increase was primarily due to the substantial increase in net sales for the second quarter of 1997 over the second quarter of 1996. As a percentage of net sales, gross profit was 77.5% for the three months ended June 30, 1997, as compared to 62.3% in the comparable period in 1996. This improvement is the direct result of the increased sales of the BAK implants as a percentage of total sales.

     Total operating expenses increased to $6.3 million for the three months ended June 30, 1997 from $1.9 million for the three months ended June 30, 1996. Sales and marketing expenses increased to $4.2 million for the three months ended June 30, 1997 from $789,000 for the three months ended June 30, 1996, decreasing as a percentage of net sales to 29.2%, as compared to 52.5% for the comparable period in 1996. Most of the increase was related to the establishment of a direct sales force in the United States, increased sales commissions to both direct sales representatives and independent sales agents, the cost of conducting surgeon BAK training programs and increased marketing efforts. General and administrative expenses increased to $1.3 million for the three months ended June 30, 1997 from $654,000 for the three months ended June 30, 1996, decreasing as percentage of net sales to 9.3%, as compared to 43.6% for the comparable period in 1996. Expense increases relate primarily to additional personnel needed to support increased sales activities. Research and development expenses increased to $834,000 for the three months ended June 30, 1997, from $460,000 for the three months ended June 30, 1996, decreasing as a percentage of net sales to 5.9%, as compared to 30.6% for the comparable period in 1996. Research and development expenses have increased due to the adding of additional personnel and increased spending on independent research projects. Interest income totaled $215,000 for the three months ended June 30, 1997, as compared to $382,000 for the three months ended June 30, 1996. The decrease is due to the reduced amount of funds available for short term investments during the three months ended June 30, 1997 resulting from the use of cash to fund working capital needs and capital purchases during the past twelve month period.


SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Net sales increased to $23.6 million for the six months ended June 30, 1997 from $2.9 million for the six months ended June 30, 1996. Net sales for the period were primarily affected by the previously discussed FDA approval to market the BAK in the United States. For the six months ended June 30, 1997, domestic BAK revenues accounted for 91% of net sales, as compared to 55% of net sales for the six months ended June 30, 1996. Total domestic revenues increased to $22.2 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. Total international revenues increased to $1.4 million for the six months ended June 30, 1997 from $950,000 for the six months ended

June 30, 1996. International sales for the period were primarily affected by increased BAK sales to an expanded distributor network.

     Gross profit increased to $18.2 million for the six months ended June 30, 1997 from $1.8 million for the six months ended June 30, 1996. This increase was primarily due to the substantial increase in net sales for the first six months of 1997 over the first six months of 1996. As a percentage of net sales, gross profit was 77.2% for the six months ended June 30, 1997, as compared to 61.7% in the comparable period in 1996. This improvement is the direct result of the increased sales of the BAK implants as a percentage of total sales.

     Total operating expenses increased to $11.7 million for the six months ended June 30, 1997 from $3.5 million for the six months ended June 30, 1996. Sales and marketing expenses increased to $7.5 million for the six months ended June 30, 1997 from $1.3 million the six months ended June 30, 1996, decreasing as a percentage of net sales to 31.6%, as compared to 45.3% for the comparable period in 1996. Most of the increase was related to the establishment of a direct sales force in the United States, increased sales commissions to both direct sales representatives and independent agents, the cost of conducting surgeon BAK training programs and increased marketing efforts. General and administrative expenses increased to $2.8 million for the six months ended June 30, 1997 from $1.3 million for the six months ended June 30, 1996, decreasing as percentage of net sales to 11.9%, as compared to 45% for the comparable period in 1996. Expense increases relate primarily to additional personnel needed to support increased sales activities. Research and development expenses increased to $1.5 million for the six months ended June 30, 1997, from $876,000 for the six months ended June 30, 1996, decreasing as a percentage of net sales to 6.2%, as compared to 29.7% for the comparable period in 1996. Interest income totaled $405,000 for the six months ended June 30, 1997, as compared to $779,000 for the quarter ended June 30, 1996. The decrease is due to the reduced amount of funds available for short term investments during the six months ended June 30, 1997 resulting from the use of cash to fund working capital needs and capital purchases during the past twelve month period.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended June 30, 1997, cash and cash equivalents increased by $246,000. Of this amount, $6.7 million was generated by operating activities, $263,000 provided by the exercise of stock options, while $566,000 was used to purchase property and equipment, and $6.2 million was used to purchase short-term investments.

     Until funds are needed for operating purposes, they have been invested primarily in short term U.S. government obligations and corporate debt securities. As of June 30, 1997, the Company had $19.4 million of these investments, of which $18.2 million mature in one year or less. The Company believes that its currently available cash and cash equivalents combined with additional cash flow from operations will be adequate to finance ongoing operations for the foreseeable future.

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

     The Company is involved in litigation related to its license of the Karlin Technology from Dr. Michelson and Karlin, co-owners of the Karlin Technology. The litigation principally relates to the interpretation of Dr. Michelson's and Karlin's right to co-license the Karlin Technology to a third party and the inventorship of one of the Company's patents. In December 1993, Dr. Michelson and Karlin filed a complaint against the Company and Smith & Nephew Group, an entity under common control with Smith & Nephew, in United States District Court, Central District of California. In December 1994, the plaintiffs served the defendants with a second amended complaint (the "Complaint"). The Company filed an answer to the Complaint in January 1995 denying the material allegations and setting forth affirmative defenses.
 The Complaint alleged various causes of action, including tortious interference with prospective and contractual business relationships, unfair competition and breach of contract, and requested various types of relief, including money damages, injunctive relief and declaratory judgment. In addition, in the event the Company objected to the co-license of the Karlin Technology to a third party, the Complaint requested rescission of the license agreement. Danek, a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company is not contesting the co-license of the Karlin Technology to Danek. Each of the claims relating to the Karlin Technology has been the subject of a dispositive motion resulting in an order by the court granting its dismissal in the Company's favor. On February 12, 1996, the court entered Judgment finding that the Company is the prevailing party on all counts of the Complaint, and on July 3, 1997, the Ninth Circuit Court of Appeals affirmed the Judgement. Michelson and Karlin have filed a petition for rehearing en banc.

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

     The Company and Karlin and Dr. Michelson are also in litigation in the United States District Court for the District of Minnesota concerning inventorship of U.S. Patent No. 5,489,307. Prior to the issuance of the patent to the Company, Dr. Michelson in the above-referenced California action asserted that he was the true inventor of the then pending patent application for the patent. This claim was dismissed for lack of a justifiable controversy. In the Minnesota action brought by the Company, Dr. Michelson filed a motion to dismiss for lack of personal jurisdiction which was denied. Karlin and Michelson then filed a motion to dismiss, transfer or stay the action, asserting that the action should be heard only in the United States District Court for the Central District of California. In April 1997, the Minnesota court denied the motions to dismiss or transfer, but granted the motion to stay pending the decision of the Ninth Circuit Court of
Appeals: the stay is still in effect. On December 16, 1996, Karlin and Dr. Michelson filed an action against the Company in the United States District Court for the Central District of California. The complaint seeks (i) declaratory relief that Dr. Michelson is the true inventor and owner of the patent, or in the alternative, that the patent in invalid; (ii) unspecified damages and an injunction based upon the Company's acquisition and exploitation of the patent; (iii) unspecified damages and termination of the Karlin license agreement based upon numerous allegedly false representations made by the Company in connection with the entry into the License Agreement;
(iv) unspecified damages for alleged disparagement of title in connection with the bilateral predistraction method and associated instruments specified in the patent; (v) unspecified damages for breach of fudiciary duty in connection with alleged failures by the Company to pay royalties due and the Company's conduct related to the patent; (vi) unspecified damages for misappropriation of trade secrets in connection with the application for and exploitation of the patent; and (vii) unspecified damages for statutory unfair competition in connection with the same alleged conduct. The complaint also seeks unspecified punitive damages. The Company has not yet responded to this complaint. Although the Company believes that neither a termination of the agreement nor substantial damages will be remedies available to Karlin and Dr. Michelson in this action, a determination against the Company could have a material adverse effect on its business, financial condition and results of operation.

     Surgical Dynamics, Inc., a competitor of the Company, has filed a complaint for declaratory judgment in the United States District Court for the Central District of California of patent invalidity, unenforceability and non-infringement against Karlin and Danek regarding the U.S. Patent No. 5,015,247, which is part of the Karlin Technology. Karlin and Danek have counterclaimed against Surgical Dynamics claiming patent infringement. On June 2, 1997, the court granted partial summary judgment to Surgical Dynamics, ruling that its implant does not infringe the '247 patent. The court also denied summary judgment to Surgical Dynamics on its claim that the '247 patent is invalid. Karlin and Danek have filed an interlocutory appeal to the Federal Circuit Court of Appeals. The outcome of the litigation is uncertain. There can be no assurances that the patent related to the Karlin Technology will be upheld or that the Company will continue to have such patent protection for its products.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's 1997 Annual Meeting of Shareholders on May 8, 1997, the shareholders approved the following:

     1. Election of directors to serve until his successor is duly elected. The directors were approved as follows:

          Names of Director              Votes For           Votes Withheld
          -----------------              ---------           --------------
          David W. Stassen               7,268,325               8,228

          Stephen D. Kuslich, M.D.       7,268,325               8,228

          Robert J. DePasqua             7,268,225               8,328

          James F. Lyons                 7,268,325               8,228

          Kenneth W. Anstey              7,268,125               8,428


     2. Proposal to amend the Spine-Tech, Inc. 1996 Omnibus Stock Plan. The proposal received 6,867,789 votes for and 317,368 votes against. There were 31,081 abstentions and 60,315 broker non-votes.

     3. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the 1997 fiscal year. The proposal received 7,258,941 votes for and 5,700 votes against. There were 11,912 abstentions and no broker non-votes.


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

          10.1   1994 Spine-Tech, Inc. Stock Option Plan.* (6)

          10.2   Spine-Tech, Inc. 1993 Non-Employee Director Stock
                 Option Plan.* (7)

          10.3   Spine-Tech, Inc. 1991 Stock Option Plan.* (8)

          10.4 Loan Agreement between the Company and Riverside Bank dated April 20, 1995. (9)

          10.5   Spine-Tech, Inc. 1996 Employee Stock Purchase Plan.* (10)

          10.6   Spine-Tech, Inc. 1996 Omnibus Stock Plan.* (11)

          10.7 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson. (12) (13)

          10.8 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain. (13) (14)

          10.9 Employment Agreement between the Company and David W. Stassen dated June 15, 1992.* (15)

          10.10 Employment Letter from the Company to David W. Stassen dated June 2, 1992.* (16)

          10.11 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993.* (17)

          10.12 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen. (18)

          10.13 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman.* (19)

          10.14 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock.* (20)

          10.15 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs.* (21)

          10.16 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen.* (22)

          10.17 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw.* (23)

          10.18 Collaboration agreement between the Company and Ethicon Endo Surgery dated June 27, 1994. (24)

          11     Statement of Computation of Net Income (Loss).

          27     Financial Data Schedule (filed electronically).
_____________________________
* Management contract of compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

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

(21) Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(23) Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(24) Incorporated by reference to Exhibit 10.12 to the Company's
     Registration Statement on Form S-1 (Registration No. 33-91928).


     (b)  Reports on Form 8-K

          No reports were filed during the quarter ended June 30, 1997.

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

                                   SPINE-TECH, INC.
                                   ----------------
                                     (Registrant)



Date: August 8, 1997               By:  David W. Stassen
                                      ---------------------------------------
                                        David W. Stassen,
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)


Date: August 8, 1997               By:  Keith M. Eastman
                                      ---------------------------------------
                                        Keith M. Eastman,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
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

10.1      1994 Spine-Tech, Inc. Stock Option Plan.* (6)

10.2      Spine-Tech, Inc. 1993 Non-Employee Director Stock Option Plan.* (7)

10.3      Spine-Tech, Inc. 1991 Stock Option Plan.* (8)

10.4 Loan Agreement between the Company and Riverside Bank dated April 20, 1995. (9)

10.5      Spine-Tech, Inc. 1996 Employee Stock Purchase Plan.* (10)

10.6      Spine-Tech, Inc. 1996 Omnibus Stock Plan.* (11)

10.7 License Agreement dated as of May 10, 1992, among the Company, Karlin Technology, Inc. and Gary K. Michelson. (12) (13)

10.8 License Agreement dated as of January 1, 1995 between the Company and Dr. Ted Obenchain. (13) (14)

10.9 Employment Agreement between the Company and David W. Stassen dated June 15, 1992.* (15)

10.10 Employment Letter from the Company to David W. Stassen dated June 2, 1992.* (16)

10.11 Employment Agreement between the Company and Ted K. Schwarzrock dated November 1, 1993.* (17)

10.12 Management Agreement dated as of February 1, 1996 between the Company and David W. Stassen. (18)

10.13 Management Agreement dated as of February 1, 1996 between the Company and Keith M. Eastman.* (19)

10.14 Management Agreement dated as of February 1, 1996 between the Company and Ted K. Schwarzrock.* (20)

10.15 Management Agreement dated as of February 1, 1996 between the Company and Douglas W. Kohrs.* (21)

10.16 Management Agreement dated as of February 1, 1996 between the Company and Richard C. Jansen.* (22)

10.17 Management Agreement dated as of February 1, 1996 between the Company and David L. Shaw.* (23)

10.18 Collaboration agreement between the Company and Ethicon Endo Surgery dated June 27, 1994. (24)

11        Statement of Computation of Net Income (Loss).   Filed Electronically

27        Financial Data Schedule.                         Filed Electronically
     _____________________________

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