Form 10-Q
period 1997-09-30
SPINE TECH INC
filed 1997-11-13
CIK 889842

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended
          SEPTEMBER 30, 1997
         -------------------
                                      or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition Period
          From                   to                  .
              -------------------   -----------------

Commission file number  0-26116
                        -------

                               SPINE-TECH, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MINNESOTA                                     06-1258314
-----------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


          7375 BUSH LAKE ROAD
          MINNEAPOLIS, MINNESOTA                         55439-2029
-----------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

                                (612) 832-5600
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X         No
                                              --------       --------

As of NOVEMBER 7, 1997, there were issued and outstanding 10,226,576 shares of Common Stock, $.01 par value.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

  SPINE-TECH, INC.
  CONDENSED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
ASSETS                                                (Unaudited)     (Note)
Current assets:
 Cash and cash equivalents                           $  2,269,045  $  1,724,043
 Short-term investments - Note C                       18,931,624     9,674,222
 Accounts receivable                                    8,821,027     3,150,981
 Inventories - Note B                                   6,685,703     6,982,802
 Deferred tax asset                                             -     2,155,300
 Interest receivable                                      263,993       221,178
 Prepaid expenses                                         539,024       146,362
                                                     ------------  ------------
   Total current assets                                37,510,416    24,054,888

Land and building                                       5,243,301     5,049,315
Furniture and fixtures                                    732,846       704,857
Equipment                                               1,680,658     1,087,919
Accumulated depreciation                                 (897,346)     (373,299)
                                                     ------------  ------------
                                                        6,759,459     6,468,792

Investments - Note C                                    1,196,820     3,535,474
                                                     ------------  ------------
   Total assets                                      $ 45,466,695  $ 34,059,154
                                                     ------------  ------------
                                                     ------------  ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  1,095,257  $    567,490
 Accrued clinical payments                                141,231        41,850
 Accrued royalties                                      1,096,959       365,272
 Other accrued expenses                                 2,150,374       437,691
                                                     ------------  ------------
   Total current liabilities                            4,483,821     1,412,303

Commitments and contingencies                                  --            --

Shareholders' equity:
 Common Stock, par value $.01 per share: authorized
  shares - 15,000,000.  Issued and outstanding shares:
  December 31, 1996 - 9,939,055;
  September 30, 1997 - 10,219,966                         102,200        99,391
 Additional paid-in capital                            35,973,522    35,108,809
 Retained earnings (accumulated deficit)                4,907,152    (2,561,349)
                                                     ------------  ------------
   Total shareholders' equity                          40,982,874    32,646,851
                                                     ------------  ------------
   Total liabilities and shareholders' equity        $ 45,466,695  $ 34,059,154
                                                     ------------  ------------
                                                     ------------  ------------



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                   -----------------------------  ---------------------------
                                                          1997           1996           1997         1996
                                                   --------------   ------------  -------------  ------------
Net sales                                           $  16,046,487   $  1,523,486  $  39,689,428  $  4,470,955
Cost of goods sold                                      3,596,297        472,152      8,996,933     1,601,283
                                                   --------------   ------------  -------------  ------------
 Gross profit                                          12,450,190      1,051,334     30,692,495     2,869,672

Operating expenses:
 Sales and marketing                                    4,841,425      1,304,184     12,305,902     2,640,777
 General and administrative                             1,508,372        995,199      4,322,661     2,320,653
 Research and development                                 893,594        493,227      2,359,699     1,368,850
                                                   --------------   ------------  -------------  ------------
 Total operating expenses                               7,243,391      2,792,610     18,988,262     6,330,280

                                                   --------------   ------------  -------------  ------------
Operating income (loss)                                 5,206,799     (1,741,276)    11,704,233    (3,460,608)

Interest income, net                                      342,388        292,558        747,269     1,071,429
                                                   --------------   ------------  -------------  ------------
Income (loss) before taxes                              5,549,187     (1,448,718)    12,451,502    (2,389,179)
Income tax expense                                      2,220,000             --      4,983,000            --
                                                   --------------   ------------  -------------  ------------
Net income (loss)                                  $    3,329,187   $ (1,448,718) $   7,468,502  $ (2,389,179)
                                                   --------------   ------------  -------------  ------------
                                                   --------------   ------------  -------------  ------------




Net income (loss) per share                               $  0.28      $  (0.15)        $  0.65      $  (0.24)


Weighted average shares outstanding                    11,742,708     9,874,087      11,473,613     9,802,178

See notes to condensed financial statements.

SPINE-TECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1997         1996
                                                     ------------ -------------
OPERATING ACTIVITIES
Net income (loss)                                    $  7,468,502 $  (2,389,179)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
 Depreciation and amortization                            524,046       216,889
 Common Stock and stock options issued
  for consulting services                                  12,262        12,262
 Changes in operating assets and liabilities:
  Accounts receivable                                  (5,670,046)      943,310
  Inventories                                             297,099    (4,718,197)
  Deferred tax asset                                    2,155,300            --
  Interest receivable                                     (42,815)      (84,769)
  Prepaid expenses                                       (392,662)     (195,584)
  Accounts payable and accrued expenses                 3,071,518       440,348
                                                     ------------ -------------
Cash provided by (used in) in operating activities      7,423,204    (5,774,920)

INVESTING ACTIVITIES
Purchase of property and equipment                       (814,714)   (3,657,238)
(Purchase) maturities of investments                   (6,918,748)    8,707,495
                                                     ------------ -------------
Cash (used in) provided by investing activities        (7,733,462)    5,050,257

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                         --            --
Proceeds from stock options exercised                     855,260       440,887
                                                     ------------ -------------
Cash provided by financing activities                     855,260       440,887
                                                     ------------ -------------


Increase (decrease) in cash and cash equivalents          545,002      (283,776)
Cash and cash equivalents at beginning of period        1,724,043     1,171,034
                                                     ------------ -------------
Cash and cash equivalents at end of period           $  2,269,045 $     887,258
                                                     ------------ -------------
                                                     ------------ -------------


See notes to condensed financial statements.

                               SPINE-TECH, INC.

              Notes to Condensed Financial Statements (Unaudited)
                              September 30, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories

The components of inventory consist of the following:

                                                     September 30,  December 31,
                                                             1997          1996
                                                     ------------   ------------
Raw material                                         $     91,219         38,653
Work in process                                         1,216,770      1,285,134
Finished products                                       5,377,714      5,659,015
                                                     ------------   ------------
                                                     $  6,685,703   $  6,982,802
                                                     ------------   ------------
                                                     ------------   ------------

Note C - Investments

The amortized cost and estimated market value of investments are as follows:

                                                                           Gross          Gross      Estimated
                                                        Amortized     Unrealized     Unrealized         Market
                                                             Cost          Gains         Losses          Value
                                                    -------------     ----------     ----------  -------------
As of December 31, 1996:
   U.S. government obligations                      $   3,525,974     $    7,691     $       --  $   3,533,665
   Corporate debt securities                            6,022,928             --         66,288      5,956,640
   Commercial paper                                     3,660,794         15,059             --      3,765,853
                                                    -------------     ----------     ----------  -------------
                                                    $  13,209,696     $   22,750     $   66,288  $  13,166,158
                                                    -------------     ----------     ----------  -------------
                                                    -------------     ----------     ----------  -------------


As of September 30, 1997:
   U.S. government obligations                      $   1,998,507     $      272     $       --  $   1,998,779
   Corporate debt securities                            6,166,997            299         55,005      6,112,291
   Commercial paper                                    11,962,940        132,070             --     12,095,010
                                                    -------------     ----------     ----------  -------------
                                                    $  20,128,444     $  132,641     $   55,005  $  20,206,080
                                                    -------------     ----------     ----------  -------------
                                                    -------------     ----------     ----------  -------------

The amortized cost and estimated fair market value of investments by contractual maturity are shown below:

                                                          September 30, 1997            December 31, 1996
                                                    ----------------------------   ---------------------------
                                                                       Estimated                     Estimated
                                                        Amortized         Market      Amortized         Market
                                                             Cost          Value           Cost          Value
                                                    -------------  -------------   ------------  -------------
Due in one year or less                             $  18,931,624  $  19,009,075   $  9,674,222  $   9,645,727
Due after one year                                      1,996,820      1,197,005      3,535,474      3,520,431
                                                    -------------  -------------   ------------  -------------
                                                    $  20,128,444  $  20,206,080   $ 13,209,696  $  13,166,158
                                                    -------------  -------------   ------------  -------------
                                                    -------------  -------------   ------------  -------------

Note D - Net Income (Loss) Per Share

The net income (loss) per share is computed using the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter ended September 30, 1997 and 1996 of $.05 and $.00 per share, respectively, and $.10 and $.00 per share for the nine months ended September 30, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

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

       A clinical trial of the Company's BAK-TM- Interbody Fusion System device began in April 1992 under an Investigational Device Exemption ("IDE") in the United States. Based upon data from the clinical trial, the Company submitted a Pre-Market Approval Application ("PMA") to the United States Food and Drug Administration (the "FDA"). On May 23, 1996, the Orthopaedic and Rehabilitation Devices Advisory Panel reviewed and recommended approval of the Company's PMA application for clearance to market the BAK Interbody Fusion System. On September 20, 1996, the Company received FDA approval to market the BAK Interbody Fusion System in the United States, and the Company commenced domestic commercial shipments of the BAK. Since receiving FDA approval on September 20, 1996 the Company has submitted supplements to its original PMA. In May, 1997, the Company received FDA approval to market 31 additional sizes of BAK implants. In October, 1997, the Company received FDA approval to market its new BAK/PROXIMITY Interbody Fusion Implant, an advanced, patented implant design.

     In the domestic market, the Company sells BAK implants primarily through direct sales representatives. Currently, the Company has 42 direct sales representatives, ten clinical specialists and five regional sales managers, all of whom live in the geographic areas they service. In addition to these direct sales representatives, the Company uses independent sales agents in four geographic areas (for example, Montana, Utah and Nevada are serviced by independent agents). These independent sales agents employ approximately twenty salespeople who sell the Company's products. All domestic sales whether accomplished by direct sales representatives or independent agents are made directly to hospitals.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Net sales increased to $16.0 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. Net sales for the period were primarily affected by the previously discussed FDA approval to market the BAK in the United States. For the three months ended September 30, 1997, domestic BAK sales accounted for 92% of net sales, as compared to 87% of net sales for the three months ended September 30, 1996. Total domestic sales increased to $15.2 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. Total international sales increased to $864,000 for the three months ended September 30, 1997 from $326,000 for the three months ended September 30, 1996. International sales for the period were primarily affected by increased BAK sales to an expanded distributor network.

     Gross profit increased to $12.5 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996. This increase was primarily due to the substantial increase in net sales for the third quarter of 1997 over the third quarter of 1996. As a percentage of net sales, gross profit was 77.6% for the three months ended September 30, 1997, as compared to 69.0% in the comparable period in 1996. This improvement is the direct result of the increased BAK sales as a percentage of total sales.

     Total operating expenses increased to $7.2 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. Sales and marketing expenses increased to $4.8 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996, decreasing as a percentage of net sales to 30.2%, as compared to 85.6% for the comparable period in 1996. Most of the increase was related to the expanding the Company's direct sales force in the United States, increased sales commissions to both direct sales representatives and independent sales agents, the cost of conducting surgeon BAK training programs and increased marketing efforts. General and administrative expenses increased to $1.5 million for the three months ended September 30, 1997 from $995,000 for the three months ended September 30, 1996, decreasing as percentage of net sales to 9.4%, as compared to 65.3% for the comparable period in 1996. Expense increases relate primarily to additional personnel needed to support increased sales activities. Research and development expenses increased to $894,000 for the three months ended September 30, 1997, from $493,000 for the three months ended September 30, 1996, decreasing as a percentage of net sales to 5.6%, as compared to 32.4% for the comparable period in 1996. Research and development expenses have increased due to the addition of personnel and increased spending on independent research projects. Interest income totaled $342,000 for the three months ended September 30, 1997, as compared to $293,000 for the three months ended September 30, 1996. The increase is due to additional funds available for short term investments during the three months ended September 30, 1997, due to the generation of cash from operations in excess of working capital needs and capital purchases during the past twelve month period.



NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Net sales increased to $39.7 million for the nine months ended September 30, 1997 from $4.5 million for the nine months ended September 30, 1996. Net sales for the period were primarily affected by the previously discussed FDA approval to market the BAK in the United States. For the nine months ended September 30, 1997, domestic BAK sales accounted for 92% of net sales, as compared to 66% of net sales for the nine months ended September 30, 1996. Total domestic sales increased to $37.4 million for the nine months ended September 30, 1997 from $3.2 million for the nine months ended September 30, 1996. Total international sales increased to $2.2 million for the nine months ended September 30, 1997 from $1.3 million for the nine months ended September 30, 1996. International sales for the period were primarily affected by increased BAK sales to an expanded distributor network.

     Gross profit increased to $30.7 million for the nine months ended September 30, 1997 from $2.9 million for the nine months ended September 30, 1996. This increase was primarily due to the substantial increase in net sales for the first nine months of 1997 over the first nine months of 1996. As a percentage of net sales, gross profit was 77.3% for the nine months ended September 30, 1997, as compared to 64.2% in the comparable period in 1996.
This improvement is the direct result of the increased BAK sales as a percentage of total sales.

     Total operating expenses increased to $19.0 million for the nine months ended September 30, 1997 from $6.3 million for the nine months ended September 30, 1996. Sales and marketing expenses increased to $12.3 million for the nine months ended September 30, 1997 from $2.6 million the nine months ended September 30, 1996, decreasing as a percentage of net sales to 31.0%, as compared to 59.1% for the comparable period in 1996. Most of the increase was related to expanding the Company's direct sales force in the United States, increased sales commissions to both direct sales representatives and independent agents, the cost of conducting surgeon BAK training programs and increased marketing efforts. General and administrative expenses increased to $4.3 million for the nine months ended September 30, 1997 from $2.3 million for the nine months ended September 30, 1996, decreasing as percentage of net sales to 10.9%, as compared to 51.9% for the comparable period in 1996. Expense increases relate primarily to additional personnel needed to support increased sales activities. Research and development expenses increased to $2.4 million for the nine months ended September 30, 1997, from $1.4 million for the nine months ended September 30, 1996, decreasing as a percentage of net sales to 5.9%, as compared to 30.6% for the comparable period in 1996. Interest income totaled $747,000 for the nine months ended September 30, 1997, as compared to $1.1 million for the nine months ended September 30, 1996. The decrease is due to the reduced amount of funds available for short term investments during the nine months ended September 30, 1997 resulting from the use of cash to fund working capital needs and capital purchases during the past twelve month period.


LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended September 30, 1997, cash and cash equivalents increased by $298,000. Of this amount, $687,000 was generated by operating activities, $592,000 provided by the exercise of stock options, while $248,000 was used to purchase property and equipment, and $732,000 was used to purchase short-term investments.

     Until funds are needed for operating purposes, they have been invested primarily in short term U.S. government obligations and corporate debt securities. As of September 30, 1997, the Company had $20.1 million of these investments, of which $18.9 million mature in one year or less. The Company believes that its currently available cash and cash equivalents combined with additional cash flow from operations will be adequate to finance ongoing operations for the foreseeable future.

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

     The Company is involved in litigation related to its license of the Karlin Technology from Dr. Michelson and Karlin, co-owners of the Karlin Technology. The litigation principally relates to the interpretation of Dr. Michelson's and Karlin's right to co-license the Karlin Technology to a third party and the inventorship of one of the Company's patents. In December 1993, Dr. Michelson and Karlin filed a complaint against the Company and Smith & Nephew Group, an entity under common control with Smith & Nephew, in United States District Court, Central District of California. In December 1994, the plaintiffs served the defendants with a second amended complaint (the "Complaint"). The Company filed an answer to the Complaint in January 1995 denying the material allegations and setting forth affirmative defenses. The Complaint alleged various causes of action, including tortious interference with prospective and contractual business relationships, unfair competition and breach of contract, and requested various types of relief, including money damages, injunctive relief and declaratory judgment. In addition, in the event the Company objected to the co-license of the Karlin Technology to a third party, the Complaint requested rescission of the license agreement. Danek, a competitor of the Company, is the other co-licensee of the Karlin Technology. The Company is not contesting the co-license of the Karlin Technology to Danek. On February 12, 1996, the court entered Judgment finding that the Company is the prevailing party on all counts of the Complaint. On July 3, 1997, the Ninth Circuit Court of Appeals affirmed the Judgment, and on August 1, 1997, that court denied Karlin's and Dr. Michelson's petition for a rehearing en banc.

     On June 19, 1995, the Company received a purported notice of termination of the Karlin license agreement based on alleged inadequacy in the reporting of the royalty payments due by the Company to Karlin under the license agreement. Karlin has claimed that the Company has therefore breached the license agreement. The Company denies, however, that it has breached the agreement. Under the terms of the agreement, the license agreement may not be terminated until after a final, non-appealable determination of the existence of the breach by a court of competent jurisdiction. The license agreement also provides for non-binding arbitration and the right of a breaching party to cure a breach by adopting the recommendation of the arbitrator. On September 15, 1995, the Company commenced a non-binding arbitration against Dr. Michelson and Karlin in Minneapolis before the American Arbitration Association (the "AAA") asserting that the purported termination of the license agreement is meritless and ineffective. Dr. Michelson and Karlin have taken the position in the arbitration that they do not intend to seek to enforce the purported termination. They also contend, however, that they may in the future terminate the license agreement if the royalty reports are determined to have been inadequate. Although the Company believes that a valid termination of the agreement will not be a remedy available to Karlin and Dr. Michelson, a determination against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     On August 13, 1996, Karlin and Dr. Michelson filed an arbitration before the AAA in Los Angeles. Karlin and Michelson seek in this arbitration (i) an award of royalties which they claim the Company has not paid, and (ii) a declaration that Dr. Michelson is the inventor of certain surgical methods used by or claimed to be invented by the Company, damages for failure to give
Dr. Michelson inventive credit for these methods, and an order that the Company place corrective advertising to ameliorate the purported failure. After the Company objected to Los Angeles as the forum for this arbitration, the AAA transferred the arbitration to Minnesota so that it could be coordinated with the prior pending arbitration filed by the Company. Both arbitrations are currently pending before the AAA in Minnesota. No discovery has yet taken place and no hearing dates have been set.

     The Company and Karlin and Dr. Michelson are also in litigation in the United States District Court for the District of Minnesota concerning inventorship of U.S. Patent No. 5,489,307. Prior to the issuance of the patent to the Company, Dr. Michelson in the above-referenced California action asserted that he was the true inventor of the then pending patent application for the patent. This claim was dismissed for lack of a justiciable controversy. In the Minnesota action brought by the Company, Dr. Michelson filed a motion to dismiss for lack of personal jurisdiction, which was denied. Karlin and Dr. Michelson then filed a motion to dismiss, transfer or stay the action, asserting that the action should be heard only in the United States District Court for the Central District of California. In April 1997, the Minnesota court denied the motion to dismiss or transfer, but granted the motion to stay pending the decision of the Ninth Circuit Court of Appeals. In June 1997, Karlin and Dr. Michelson moved to transfer the action to the Central District of California, where the action described below is pending. This motion has been taken off the calendar pending resolution of the Company's motion which is described below. On December 16, 1996, Karlin and Dr. Michelson filed an action against the Company in the United States District Court for the Central District of California. The complaint seeks
(i) declaratory relief that Dr. Michelson is the true inventor and owner of the patent, or, in the alternative, that the patent is invalid; (ii) unspecified damages and an injunction based upon the Company's acquisition and exploitation of the patent; (iii) unspecified damages and termination of the Karlin license agreement based upon numerous allegedly false representations made by the Company in connection with the entry into the license agreement;
(iv) unspecified damages for alleged disparagement of title in connection with the bilateral predistraction method and associated instruments specified in the patent; (v) unspecified damages for breach of fiduciary duty in connection with alleged failures by the Company to pay royalties due and the Company's conduct related to the patent; (vi) unspecified damages for misappropriation of trade secrets in connection with the application for and exploitation of the patent; and (vii) unspecified damages for statutory unfair competition in connection with the same alleged conduct. The complaint also seeks unspecified punitive damages. On August 24, 1997 the Company moved to dismiss this action on the grounds that it relates to the same subject matter as the first filed action by the Company pending in the District of Minnesota. The Company's motion is currently pending. Although the Company believes that neither a termination of the agreement nor substantial damages will be remedies available to Karlin and Dr. Michelson in this action, a determination against the Company could have a material adverse effect on its business, financial condition and results of operation.

     Surgical Dynamics, a competitor of the Company, has filed a complaint for declaratory judgment in the United States District Court for the Central District of California of patent invalidity, unenforceability and non-infringement against Karlin and Danek regarding the U.S. Patent
No. 5,015,247, which is part of the Karlin Technology. Karlin and Danek have counterclaimed against Surgical Dynamics claiming patent infringement. On
June 2, 1997, the court granted partial summary judgment to Surgical Dynamics, ruling that its implant does not infringe the '247 patent. The court also denied summary judgment to Surgical Dynamics on its claim that the '247 patent is invalid. Karlin and Danek have filed an interlocutory appeal to the Federal Circuit Court of Appeals. The outcome of the litigation is uncertain. There can be no assurances that the patent related to the Karlin Technology will be upheld or that the Company will continue to have such patent protection for its products.

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


(b)  Reports on Form 8-K

     No reports were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPINE-TECH, INC.
                                 (Registrant)



Date: November 7, 1997             By:   /s/   David W. Stassen
                                      ------------------------------
                                      David W. Stassen,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 7, 1997             By:   /s/    Keith M. Eastman
                                      ------------------------------
                                      Keith M. Eastman,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
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